Form 10-Q/A
period 1993-04-30
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-05-10
CIK 50859, 841880

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q/A

  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
               For the quarterly period ended April 30, 1993

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ______________
                                           to ______________

Commission File Number 33-51266-01  Commission File Number 1-8281
       WEI Holdings, Inc.          Wherehouse Entertainment, Inc.
(Exact name of registrant as       (Exact name of registrant as
    specified in its charter)         specified in its charter)

           Delaware                           Delaware
(State or other jurisdiction of  (State or other jurisdiction of
 incorporation or organization)    incorporation or organization)

           95-2647555                        13-3439558
(I.R.S. Employer Identification   (I.R.S. Employer Identification
             Number)                           Number)

c/o Wherehouse Entertainment, Inc.
    19701 Hamilton Avenue              19701 Hamilton Avenue
Torrance, California 90502-1334   Torrance, California 90502-1334
(Address of principal executive   (Address of principal executive
   offices including ZIP code)       offices including ZIP code)

         (310) 538-2314                    (310) 538-2314
(Registrant's telephone number,   (Registrant's telephone number,
      including area code)               including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at
                                   April 30, 1993
Common Stock, $.01 Par Value            10

     Currently, WEI Holdings, Inc. conducts no independent operations and has no significant assets other than the capital stock of Wherehouse Entertainment, Inc.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WEI HOLDINGS, INC.

Signature                Title                    Date

/s/ Scott Young          Chairman of the Board    May 4, 1994
- -------------------       and Chief Executive
Scott Young               Officer and Director


/s/ Cathy L. Wood        Senior Vice President    May 4, 1994
- -------------------       and Chief Financial
Cathy L. Wood             Officer



                      WHEREHOUSE ENTERTAINMENT, INC.


/s/ Scott Young          Chairman of the Board    May 4, 1994
- -------------------       and Chief Executive
Scott Young               Officer and Director


/s/ Cathy L. Wood        Senior Vice President    May 4, 1994
- -------------------       and Chief Financial
Cathy L. Wood             Officer