Form 10-Q/A
period 1993-10-31
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-05-10
CIK 50859, 841880

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q/A

  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
               For the quarterly period ended October 31, 1993

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

     Class                         Outstanding at
                                   October 31, 1993
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