Form 10-K
period 1994-01-31
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-05-16
CIK 50859, 841880

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

  [X]     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended January 31, 1994

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

   Securities registered pursuant to Section 12(b) of the Act:

                                  6 1/4% Convertible Subordinated
              None                  Debentures Due July 1, 2006
       (Title of class)                    (Title of class)

              None                     American Stock Exchange
      (Name of Exchange)                  (Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.   Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

     All of the voting stock of Wherehouse Entertainment, Inc. is held by WEI Holdings, Inc. All of the voting stock of WEI Holdings, Inc. is held by affiliates. All officers, directors and more than 5% stockholders of WEI Holdings, Inc. are deemed "affiliates" of WEI Holdings, Inc. for the purpose of determining the foregoing. The registrants, however, do not represent that such persons, or any of them, would be deemed "affiliates" of the registrants for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

     As of April 30, 1994, 2,366,113 shares of WEI Holdings,
Inc.'s common stock and 10 shares of Wherehouse Entertainment, Inc.'s common stock were issued and outstanding.

                             PART I


Item 1.   BUSINESS

     Wherehouse Entertainment, Inc. (the "Company" or "Where-house") is a wholly-owned subsidiary of WEI Holdings, Inc. ("WEI"). The Company believes that, in terms of both revenues and store count, it is the largest retailer of prerecorded music in the western U.S. and the second largest renter of videocas-settes in the western U.S. The Company believes that it sells more prerecorded music in the state of California than any other specialty retailer. Founded in 1970 as a music retailer, Where-house has evolved into a diversified entertainment retailer with a broad range of prerecorded music, videocassettes and other products. As the Company has grown, its product lines and product mix have been adapted to changes in electronics techno-logy and consumer tastes.

     Wherehouse operated 347 stores at April 1, 1994 in eleven states under the names "The Wherehouse", "Wherehouse Entertain-ment", "Record Shop", "Paradise Music", "Pegasus", "Rocky Moun-tain Records", "Leopolds" and "Odyssey". All but forty-six of the Company's stores operate under "The Wherehouse" name. The "Record Shop," "Paradise Music", "Pegasus", and "Rocky Mountain Records" names were acquired with the recent acquisitions of those stores, and the stores continue to operate under those names at this time.

     The Company sells prerecorded music and videocassettes, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. Approxi-mately 75% of the Company's stores also rent both videocassettes and video games. The Company believes that this combination entertainment store format offers competitive advantages relative to those competitors that operate stores offering only merchan-dise products for sale or products for rent. The merchandise sale and video rental lines complement one another and offer cross-selling opportunities. A video rental customer visits a store at least once, and possibly twice, for each transaction and is presented each time with the Company's merchandise offerings.

     In fiscal 1994, sales of prerecorded music, videocassettes, video games, and accessories accounted for 81% of revenues, and rentals of videocassettes, video games, and other products accounted for 19% of revenues.

     The Company expanded its retail operations significantly from fiscal 1990 to the present. At February 1, 1989, Wherehouse operated 221 stores. Since then, 157 stores have been opened, 48 as a result of the Company's store acquisition program and 109 as internally developed locations, while 31 have been closed, expand-ing the Company's operations to a net total of 347 stores in eleven states as of January 31, 1994 (see "Store Additions and Site Selection" below), including one store temporarily closed due to the Southern California earthquake. No new stores were opened from February 1, 1994 to April 1, 1994. Of the 347 stores operating as of April 1, 1994, 273 stores were located in strip centers or freestanding buildings and 74 were located in malls. Approximately 91% of the Company's stores are concentrated in ten major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Seattle, Phoenix, Fresno, Las Vegas, Denver and Salt Lake City) and approximately 78% of the stores are located in California. The Company has focused its operations on its ten major marketing areas in order to create competitive advantages in operations, advertising and marketing, and distribution.

     During the 1994 fiscal year, the Company expanded its presence in several western states and entered new markets in the west and mid-west through the acquisition of 39 specialty music stores from The Record Shop, Inc. and Pegasus Music and Video, Inc. Four other Record Shop stores, which were operated under management agreements during the latter half of the 1994 fiscal year, have subsequently been purchased or may be purchased in fiscal 1995. These acquisitions expanded the Company's opera-tions into five additional states (Utah, Montana, Iowa, Minnesota and North Dakota) and established Salt Lake City as a major marketing area.

     The Company expects in the current fiscal year to focus its efforts towards improvement of its existing stores, rather than acquisitions and new store openings (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Nevertheless, the Company will opportunistically evaluate potential acquisitions which could provide additional geographic diversification while still accomplishing the strategy of clustering stores in order to concentrate on selected market-ing areas and achieve the economies which clustering provides.
If it determines the same to be appropriate, the Company may, subject to its ability to source additional capital, make addi-tional acquisitions. On a longer-term basis, the Company intends to continue its growth, both by opening new stores in selected locations, and by additional acquisitions.

     The Company was acquired in June 1992 through the acquisi-tion (the "Acquisition") by Grammy Corp. of all the outstanding capital stock and related equity securities of WEI through the merger (the "Merger") of Grammy Corp. with and into WEI, with WEI surviving the Merger. Grammy Corp. was formed by Merrill Lynch Capital Partners, Inc. ("MLCP") in February 1992 solely to effect the Acquisition.

     Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.

     In January 1994, WEI raised $30 million through the sale of common stock to certain of its existing stockholders. All of these funds were contributed by WEI to the capital of the Company, and provided permanent financing for the acquisition of stores from the Record Shops, Inc. and Pegasus Music and Video, Inc., as previously discussed. Contemporaneously with this financing, the Company's bank credit agreement was amended to, among other things, revise certain financial covenants to provide the Company with additional operating flexibility. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".


MERCHANDISE PRODUCTS AND SUPPLY

     Wherehouse stores generally sell a broad array of entertain-ment products, including prerecorded music and videocassettes, video game software, accessories and personal electronics. The table at the end of this section summarizes the Company's dollar volume of sale revenue by merchandise category from fiscal 1990 through fiscal 1994. The percentage of total revenues contri-buted by merchandise sales has risen from 76% in 1990 to 81% in 1994. The number of different music titles per store ranges from 6,000 to 70,000, representing approximately 12,000 to 140,000 individual units in inventory per store.

     The Company's most important product strategy is to ensure constant availability of the most popular music and video titles while maximizing the selection of catalog titles of lasting popularity. With input from store management and a product allocation team, Wherehouse's inventory management systems tailor each store's product selections and merchandise mix to local market demand and maximize the availability of the most popular items at each store, subject to store size constraints. The Company's stores have been designed to facilitate quick service and to accommodate changes in industry trends and product offerings.

     The Company purchases its prerecorded music from all major suppliers, including WEA (Warner/Elektra/Atlantic Corporation), Sony Music Entertainment, Inc., CEMA Distribution, Polygram Distribution, UNI Distribution, and BMG Distribution. The Company has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

     The Company also buys and sells used CDs in the majority of its stores. The sale of used CDs was first tested in certain of the Company's stores in fiscal 1993. Based upon strong consumer acceptance, the Company began buying used CDs from customers and expanded upon this business significantly in fiscal 1994.

     Prerecorded videocassettes (feature films, music videos, and self-improvement programming) represented, after music, the Company's second largest sale product category in fiscal 1994.
As box-office hit motion pictures continue to be released to the videocassette sell-through market at decreased prices, industry-wide sales of this category have increased. The Company's revenues from the sales of videocassettes have, however, decreased with the proliferation of competitors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers. The Company has implemented new pricing and merchandising strategies designed to counter this trend. No assurances can be given that the Company's new strategies will be successful.

     During fiscal 1994, the Company significantly expanded its presence in the video game business, carrying both software and hardware. The Company's other sale merchandise items include blank audio and videocassette tapes, music and tape care products, carrying cases, storage units, and personal electron-ics. The Company also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

     It is the Company's objective to keep as much of its inven-tory as possible in its stores rather than at its distribution center. Substantially all of each store's inventory is on display and available for sale, with little or no merchandise in back room storage.

                          Sales and Rental Revenue By
                              Merchandise Category
                              (dollars in millions)
                            Fiscal Years Ended January 31,
                    ---------------------------------------------
                     1994     1993      1992      1991      1990
                    ------   ------    ------    ------    ------
Merchandise Sales
 Compact discs
  (including
   used CDs)        $203.7   $174.3    $161.0    $135.8    $ 93.6
 Cassettes and
   other music       101.9    112.7     124.5     133.8     131.7
                    ------   ------    ------    ------    ------
    Total music      305.6    287.0     285.5     269.6     225.3

 New videocassettes   24.3     26.9      33.4      37.0      26.9

 Video game software
    and hardware,
    general merchandise
    accessories,
    ticket commissions,
    and other         50.3     40.6      39.7      45.7      44.6
                    ------   ------    ------    ------    ------
 Total merchandise
    sales           $380.2   $354.5    $358.6    $352.2    $296.8
                    ======   ======    ======    ======    ======

 Video and other
    product rentals   91.6     94.0      98.8      99.9      91.5
                    ------   ------    ------    ------    ------
   TOTAL REVENUE    $471.8   $448.5    $457.4    $452.1    $388.3
                    ======   ======    ======    ======    ======


VIDEO AND OTHER PRODUCT RENTALS

     The Company's other principal revenue source is the rental of prerecorded videocassettes and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 15% of Wherehouse's rentals in fiscal 1993 were nontheatrical titles, such as children's videos, adult videos, workout videos, music videos, educational videos, and do-it-yourself videos. Wherehouse also rents audiocassette books. Video game players and laser discs are also offered for rent in a few select stores. As of April 1, 1994, 260 of Wherehouse's 347 stores offered videocassettes and other products for rent. On average, stores that rent videocassettes carry approximately 7,000 units, and can range from as few as 3,000 to as many as 14,000 units, representing from 2,000 to 9,000 individual titles.

     Wherehouse purchases prerecorded videocassettes from a variety of distributors and other suppliers. As with recording companies, the film studios, or their videocassette distribution operations, each controls a certain portion of available titles and seeks to promote those titles. The Company's leading suppliers of prerecorded videocassettes are Ingram Entertainment, Warner Home Video, Columbia TriStar Home Video, MCA/Universal Home Video, Paramount Home Video, Baker & Taylor Video and Fox Video. The Company has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

     The Company believes that an important element of efficient video operations is the disposition of used rental videocassettes to maximize the productivity of its inventory. Wherehouse's systems enable the Company to effectively monitor the rental efficiency of its inventory on an individual title and unit basis. As a hit title's efficiency declines, used rental video-cassettes are sold on a clearance basis in the Company's stores, and, where appropriate, the Company may sell excess used video inventory to third-party distributors.

     During fiscal 1994, the Company expanded its video game rental business, including the sale and rental of related video game hardware, and intends to continue this expansion in fiscal 1995. With the retail price of most video games exceeding $50, the opportunity for customers to try the games for a minimal nightly rental fee is compelling. Further, younger consumers, generally ages 8 to 16, find the daily rental of a video game to be an attractive entertainment alternative.


ADVERTISING AND PROMOTION

     The Company employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items and to induce trial and repeat purchase of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail, freestanding inserts, magazines, and cable television. Advertising generally emphasizes immediate availability of hit product at reduced prices, as well as access to a broad array of catalog product. The Company believes its strategy of clustering its stores in major markets allows it to optimize the use of its advertising expenditures.

     Wherehouse seeks to maximize cooperative advertising payments from suppliers, which are generally available to the industry. Music and video companies generally provide funds on a title-by-title basis to promote new releases and, occasionally, on a label-wide basis. When the Company runs pre-authorized advertising that contains reference to a specific title or label, the related supplier will generally reimburse 100% of the pro rata cost of that advertising.

     The Company believes that Wherehouse is among the most effective among entertainment retailers at securing cooperative advertising funds. Because of its strong market position in western markets, suppliers seek the Company's support for their product. Furthermore, the Company's concentration of stores in major markets provides economies when purchasing broad scale media and makes the supplier's own advertising expenditures more effective when allocated to Wherehouse.


TRADE CUSTOMS AND PRACTICES

     Substantially all of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for a particular music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major pre-recorded music suppliers limit returns of unopened items, but they generally charge return penalties of varying amounts. Most major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional allowances. Over the past few years, several of the major manufacturers have effected material changes in their pricing and return policies. Most recently, one of the major manufacturers changed its pricing policies to lengthen the period of front-end promotional prices, while at the same time substantially increasing its return penalty rates. The Company has not yet been able to determine whether the effect of these changes will be beneficial to its operating results. Addi-tional changes in these policies could have an adverse effect on the Company.


STORE ADDITIONS AND SITE SELECTION

     Wherehouse added a total of 126 stores from fiscal 1990 through fiscal 1994, net of store closings. The table below sets forth store openings, closings, total number of stores, and aggregate square footage under lease for the last five fiscal years:


         Total Stores     Stores      Total Stores   Aggregate
Fiscal   at Beginning  _____________     at End    Square Footage
 Year     of Period    Opened Closed    of Period    of Period
______   ____________  ______ ______  ___________  ______________
1994         313         49     15         347       2,117,000
1993         301         15      3         313       2,011,000
1992         283         21      3         301       1,932,000
1991         263         24      4         283       1,811,000
1990         221         48      6         263       1,640,000


     During the fiscal year ended January 31, 1994, the Company's new store openings ranged in size from 1,350 to 14,300 square feet. Initial cash investment in leasehold improvements, fixtures and equipment for these new stores generally ranged from $90,000 to $900,000. As previously mentioned, new store openings in fiscal 1994 included 43 stores acquired from, or managed by the Company for its own benefit under contract with, The Record Shop, Inc. and Pegasus Music and Video, Inc.

     The Company's strategy of clustering stores in marketing areas has led to the achievement of important economies of scale and scope in several business functions, including advertising, personnel, management and distribution. In recent years, the Company has pursued growth opportunities in existing marketing areas and has selectively grown through acquisition if such growth was consistent with the Company's strategies. The Company will continue to take advantage of opportunities to consolidate or close stores in areas where the market has become less favorable.

     SITE SELECTION. In its new store location decisions, Wherehouse takes into consideration the following factors, among others: demographics (population density and level of household income), psychographics (propensity of the population to buy entertainment-related products), site access and visibility, traffic patterns, parking and the particular terms of a proposed lease. The Company has not experienced any overall difficulties with site selection to date.


STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of April 1, 1994, the Company had 273 stores located in strip centers or freestanding buildings and 74 stores located in malls. The standard size of strip center or freestanding location is approximately 6,500 square feet, with a range of 1,100 to 28,000 square feet. Mall stores on average utilize from 1,350 to 6,600 square feet of space, and most do not offer video rental service due to the importance of convenience in the video rental business.

     RETAIL PRESENTATION. The Company has developed a contempo-rary store design approach that employs light interior colors, attractive lighting, modified exterior signage and a minimum of fixed interior walls. The design maximizes flexibility in lighting and use of floor space (e.g., to accommodate changes in product format) and focuses customer attention primarily on products. The Company, which maintains an active store remodel-ing program to keep older stores up to date, has remodelled approximately 310 stores in the past five years, including recent remodels of substantially all of the stores acquired from The Record Shop, Inc. and Pegasus Music and Video, Inc.

     DISTRIBUTION. Central to Wherehouse's strategy of providing broad merchandise selection to its customers (i.e. multiple copies of hits, select copies of catalog product, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. The Company's central distribution system achieves this result by filling orders to all stores twice a week. Inventory at the Company's distribution center (located in Carson, California) is automa-tically sorted based on individual store demand data generated by its store-level inventory systems.

     Approximately 30% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (chiefly in the case of new releases), and the remainder is shipped from the distribution center. The Company uses common carriers for deliveries from its distribution center.


COMPETITION

     Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music, discounters and other mass merchandisers, direct mail programs such as record clubs, and local operators. The video rental market is a more fragmented industry, with many small operators and one significant competitor, Blockbuster Entertainment Corporation, whose estimated nationwide marketshare is currently approximately 20%. Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located, but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video which most of its competition does not have.

     Nevertheless, in both the music and rental markets, there has been a recent trend towards consolidation, and several large regional retail chains -- many similar to or direct competitors of the Company -- have been acquired by large national retail chains. In addition, several major retail chains, including Best Buy, Blockbuster Entertainment and Virgin Megastores, have announced plans to increase their retail music store presence in California. It can thus be expected that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that competitive pressures may result in a tightening of gross profit margins.

     The Company also competes with cable television, which includes pay-per-view television. Currently, pay-per-view provides less viewing flexibility to the consumer than video-cassette rentals, and at a higher cost. Also, under current entertainment industry distribution practices, movies are generally available on videocassette prior to appearing on pay-per-view. However, viewing flexibility may increase with improved technology which could negatively impact the retail store delivery of home video and the Company's business. Notwith-standing potential technological advances, the Company believes that video rental should, in the near future, continue to be the first source of filmed in-the-home entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.


     Several major companies have announced that they are developing other technologies which, if successful, could constitute significant competition. These include technologies which would provide movies or interactive games "on demand" over fiber optic telephone or cable lines, other in-the-home enter-tainment which may some day be provided over the "information superhighway", and in-store kiosks that would provide on-site transcription of compact discs. While none of these technologies is yet commercially available, and it appears that significant technical, economic, and other obstacles to their introduction remain to be resolved, if and when these or other new technolo-gies are introduced, it can be anticipated that the Company's business could be significantly impacted; and the Company may need to develop and implement new marketing strategies in order for its business to remain viable.

     The Company believes that, in terms of both revenues and store count, it currently is the largest retailer of prerecorded music in the western U.S. and the second largest renter of videocassettes in the western U.S. The Company believes that its major competitive advantages lie in its convenient store loca-tions and in its ability to offer a wider and more up-to-date selection of inventory and to provide better customer service. The Company believes that factors such as significant economies of scale in marketing, purchasing and distribution currently favor the Company over most of its competitors. Wherehouse's combination entertainment store format provides cross-selling opportunities and provides one convenient source of prerecorded music and videocassettes for the consumer.


ORGANIZATION AND EMPLOYEES

     The Company's corporate offices are located in Torrance, California. The Company maintains one regional operations office within the corporate offices and the other two regional operations offices in Redwood City and San Diego. The Company's distribution center is in Carson, California.

     As of April 1, 1994, the Company employed approximately 7,700 persons. Approximately 32% were full-time employees and approximately 68% were part-time employees. The Company's labor complement depends on seasonal requirements, with up to 1,200 additional store and distribution center employees added during the peak holiday season. The Company's headquarters staff, which numbers approximately 223, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate.


TRADEMARKS

     All but 46 of the Company's stores operate under the name "The Wherehouse." The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States and the United Kingdom, and monitors the status of its trademark registrations to maintain them in force and to renew them as required.


SEASONALITY

     The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of fiscal 1994 were slightly more than 32% of total annual revenues.


Item 2.   PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are governed by a lease covering 72,670 square feet of space at an annual base rent for fiscal 1994 of approximately $1,100,000; base rental is subject to periodic consumer price index adjustments. The lease expires in June 1996 and is subject to a renewal option for an additional term of five years.

     The Company owns a 110,000 square foot warehouse in Gardena, California, which is subject to a mortgage in the original princi-pal amount of $2,800,000 which matures in 1996. The majority of the space in this facility is sub-leased until April 1997 for an annual rental of $192,000.

     The Company operates a 200,000 square foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two five-year renewal options. The base rent for fiscal 1994 was $792,792; rent is subject to periodic adjustment.

     All 49 stores opened through internal development or acqui-sition during fiscal 1994 were located in leased properties. No new stores were opened from February 1, 1994 to April 1, 1994. As of April 1, 1994, the Company had signed lease commitments to open two new stores and may open additional stores over the next twelve months. See Item 1 - "Business".

     As of January 31, 1994, the Company owned one of its retail locations and leased space for the remaining 346 stores. Lease terms generally range from 10 to 25 years including renewal options. If all leased stores' renewal options were exercised, 18 leases would expire on or before January 31, 1995, 64 would expire between February 1, 1995 and January 31, 2000, and the remainder would expire between February 1, 2000 and March 31, 2025. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.


Item 3.   LEGAL PROCEEDINGS

     In January 1988, holders (the "Debentureholders") of approx-imately $17 million in principal amount of the Company's 6 1/4% Convertible Subordinated Debentures (the "Debentures") commenced the action McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al., 88 Civ. 0321 (S.D.N.Y.). An Amended Complaint was filed in January 1988 and a Revised Amended Complaint was filed in June 1988. Defendants are the Company, six of its former directors, Furman Selz, Adler & Shaykin, the former controlling shareholder of the Company ("A&S"), WEI Acquisition Corp. ("WAC"), a corporation formed by A&S for the purpose of acquiring the Company, and WEI.

     An indenture between the Company and Bank of America Nation-al Trust and Savings Association (the "Debenture Indenture"), which sets forth the contractual rights of the Debentureholders, provides that under certain circumstances (defined as "triggering events") the Debentureholders will have the right to have their Debentures redeemed by the Company at a specified redemption price. One of the triggering events is a merger of the Company with another company that is not approved by a majority of the "Independent Directors" (as defined in the Debenture Indenture). The claims in this action arose from the 1988 Acquisition of the Company by A&S, pursuant to a merger agreement (the "1988 Acqui-sition Agreement") that was approved by the board of directors of the Company, including a majority of the Independent Directors. At that time, there were approximately $48.3 million in aggregate principal amount of Debentures outstanding.

     The Amended Complaint contains seven causes of action.
Count I alleges that the Independent Directors' approval of the 1988 Acquisition Agreement violated the Debenture Indenture because of the alleged implicit requirement in the Debenture Indenture that the Independent Directors would not approve any merger agreement unless the approval was in the best interests of the Debentureholders. Count II alleges that the board of directors' approval of the 1988 Acquisition Agreement violated the directors' contractual duty of good faith and fair dealing to the Debentureholders. Count III alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures violated Section 11 of the Securities Act of 1933 (the "Securities Act") by failing to disclose that the Independent Directors retained the right to approve any merger proposal, and thereby prevent any right to redemption from arising, whether or not such proposal was in the best interests of the Debentureholders. Count IV, brought solely on behalf of Froley, Revy Investment Co. ("Froley Revy"), alleges that representatives of Furman Selz violated Section 12(2) of the Securities Act by making material misstatements to Froley Revy to the effect that the optional redemption provision was a "special protection" and a "protective covenant" for Debentureholders, without disclosing that the directors retained the power, in their discretion, to approve a transaction and thereby prevent any right to redemption from arising. Count V alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures, as well as the oral state-ments specified in Count IV, violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") for the reasons specified in the descriptions of Counts III and IV.
Count VI alleges that A&S, WAC and WEI interfered with plain-tiffs' alleged contractual rights. Count VII alleges that the 1988 Acquisition was a fraudulent conveyance in violation of New York law.

     The Revised Amended Complaint seeks (a) to invalidate any obligation of the Company to Chemical Bank, which provided financing in connection with the 1988 Acquisition, (b) to set aside any security interest in the Company's assets in favor of Chemical Bank, (c) a declaration that the debt held by Chemical Bank is secured only by the securities which the debt was provided to purchase and (d) damages in an unspecified amount, together with the costs of the action. Although the Revised Amended Complaint also purported to seek an injunction barring the 1988 Acquisition, plaintiffs never applied for such relief and the 1988 Acquisition was consummated.

     By opinion dated April 10, 1990, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the United States District Court for the Southern District of New York (the "District Court") dismissing the federal securities law claims pursuant to Rule 56 of the Federal Rules of Civil Procedure and dismissing the state law claims for lack of subject matter jurisdiction. The Second Circuit, by a vote of two to one, concluded that plaintiffs had presented sufficient evidence to create a question of fact as to whether the offering materials at issue and certain alleged oral communi-cations from Furman Selz to Froley, Revy could have misled a reasonable investor in violation of Section 10(b) of the Exchange Act and Sections 11 and 12(2) of the Securities Act. The Second Circuit also reinstated the pendent state law claims, and remanded the case to the District Court. Discovery has concluded, and defendants moved for summary judgment dismissing plaintiffs' complaint in its entirety. Plaintiffs also moved for partial summary judgment on their contract claims. On March 11, 1994, the United States Magistrate Judge issued a Report and Recommendation which recommended that defendants' motion for summary judgment be granted and that the complaints in these action be dismissed. The final decision on the motion is to be made by the Second Circuit Judge. Plaintiffs' objections to the Report and Recommendation were filed with the Court in April 1994. Defendants' response to such objections is to be filed by May 27, 1994. Based on proceedings to date and the Company's discussions with its trial lawyers, the Company believes that this action is without merit and is vigorously defending it.

     $5.7 million principal amount of the Debentures remained outstanding as of January 31, 1994.

     In January 1989, the purported class action Don Thompson v. Wherehouse Entertainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.) was commenced by Don Thompson, the owner of $71,000 in principal amount of Debentures. The Company is named as a defendant along with six of its former directors and Furman Selz. This action has been consolidated with the McMahan action described above.

     The Complaint contains five causes of action. Count I alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures violated Sections 11 and 15 of the Securities Act by failing to disclose that the Independent Directors retained the right to approve any merger proposal, and thereby retained the power to prevent any right of redemption from arising, whether or not such merger proposal was in the best interests of the Debentureholders.
Count II alleges that the prospectus violated Section 10(b) of the Exchange Act for the same reason. Count III alleges that the Independent Directors' approval of the 1988 Acquisition Agreement violated the Debenture Indenture due to the alleged implicit requirement in the Debenture Indenture that the Independent Directors would not approve any merger agreement unless such approval was in the best interests of the Debentureholders.
Count IV alleges that the Independent Directors' approval of the 1988 Acquisition Agreement, at the direction of the Company and the management directors, violated the contractual duty of good faith and fair dealing that the Company and the former directors owed to the Debentureholders. Count V alleges that the 1988 Acquisition is a fraudulent conveyance in violation of New York law. The Complaint seeks certification of the action as a class action and certification of plaintiff as an appropriate represen-tative of the class. The Complaint also seeks damages in an unspecified amount together with the costs of the action.

     On April 24, 1992, the District Court granted the plaintiff class certification. Discovery has concluded, and defendants moved for summary judgment dismissing plaintiffs' complaint in its entirety. Plaintiffs also moved for partial summary judgment on their contract claims. On March 11, 1994, the United States Magistrate Judge issued a Report and Recommendation which recom-mended that defendants' motion for summary judgment be granted and that the complaints in these actions be dismissed. The final decision on the motion is to be made by the Second Circuit Judge. Plaintiffs' objections to the Report and Recommendation were filed with the Court in April 1994. Defendants' response to such objections is to be filed by May 27, 1994. Based on proceedings to date and the Company's discussions with its trial lawyers, the Company believes that this action is without merit and is vigorously defending it.

     Silverman, et al. v. Wherehouse Entertainment, Inc., et al., Del. Ch. Civ. No. 935. In October 1987, stockholders of the Company filed a class action suit in the Delaware Chancery Court for New Castle County, seeking an injunction to force the Company to negotiate with Shamrock Holdings, Inc. ("Shamrock"). In addition, former stockholders Shaul Shaulson and Harold Kramer brought claims against the Company in Delaware Chancery Court and in the Superior Court for the State of California for the County of Los Angeles, respectively. The California action has been discontinued. In January 1988, Barry Silverman, Philip Frank, Shaul Shaulson and Harold Kramer, each a former stockholder of the Company, filed a Motion for Leave to File a Consolidated and Amended Complaint (for the purpose of the discussion of this litigation, the "Amended Complaint") in Delaware Chancery Court with respect to the Delaware class action, the Shaulson action and the Kramer action. In the Amended Complaint, these former stockholders abandoned their previous claim seeking to force the Company to negotiate with Shamrock, and alleged instead, inter alia, that the board of directors of the Company breached fiduciary duties owed to the stockholders of the Company by virtue of their approval of the offer of WAC to acquire the Company (the "WAC Offer"). They also alleged in the Amended Complaint that because the Board rejected a proposal by Shamrock on October 13, 1987 to negotiate for a purchase by Shamrock of all outstanding shares of common stock of the Company at a price of $14.25 per share, subject to Shamrock's ability to obtain financing and to complete satisfactory due diligence, and subsequently rejected the Shamrock tender offer of $12.00 per share, the board of directors of the Company should not then have accepted the WAC offer for $14.00 per share. Such former stock-holders further alleged that in deposition testimony given by various members of the board of directors of the Company such members of the board of directors of the Company had stated that they believed at the time of the initial proposal by Shamrock that the shares were worth in excess of $18.00 per share. Plaintiffs received permission to file and serve the Amended Complaint, and in May 1988, the Company filed its answer denying the material allegations in the Amended Complaint and raising affirmative defenses thereto.

     In August 1993, the parties reached an agreement in principle to settle the action, subject to Court approval. The settlement agreement in principle provides for no consideration to be paid to any former shareholders of Wherehouse, but for plaintiffs' counsel to apply for an award of legal fees and costs not to exceed $350,000.

     As part of the Acquisition described in Item 1 of this Annual Report, approximately $18.75 million of the merger consideration in connection with the Acquisition was deferred and is subject to offset, to the extent the Company incurs certain litigation costs, including costs and expenses relating to the cases entitled McMahan & Company, et al. v. Wherehouse Entertain-ment, Inc., et al.; Don Thompson v. Wherehouse Entertainment, Inc., et al.; and Silverman, et al. v. Wherehouse Entertainment, Inc., et al., as described in the merger agreement with respect to that Acquisition.

     The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposi-tion will not have a material impact on the financial position of the Company.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.


MARKET INFORMATION

     The Company has only one class of common equity outstanding, all of which is owned by WEI. WEI has only one class of common equity outstanding, which is owned exclusively by affiliates of MLCP and certain members of management of the Company. See Item 12 - "Security Ownership of Certain Beneficial Owners and Manage-ment". There is no established public trading market for the common equity of WEI.


HOLDERS

     As of April 30, 1994, there was one holder of the Company's common stock and there were 17 holders of common stock, par value
$.10 per share of WEI.


DIVIDENDS

     WEI has paid no dividends to its stockholders in either of the last two fiscal years. Dividends in the amount of $490,339 were paid by the Company to WEI in fiscal year 1994 solely for the purpose of providing funds to enable WEI to purchase shares from former members of management pursuant to the Stockholder's Agreement described in Item 13. No dividends were paid to WEI in fiscal year 1993. The Company's Bank Credit Agreement among Wherehouse, as borrower, WEI as guarantor, Bankers Trust Company, as Agent, and Heller Financial, Inc. as Co-Agent and the Indenture relating to the Company's 13% Senior Subordinated Notes Due 2002, Series B, restrict the ability of WEI and the Company to pay dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation." Neither the Company nor WEI has any intention of paying cash dividends on its common stock in the foreseeable future, other than as may be made in connection with repurchases of restricted stock in accordance with the Bank Credit Agreement and the Indenture.

Item 6.   SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data as of and for the periods indicated below. The financial data was derived from financial statements of the Predecessor (see Note
(1) below) and Wherehouse. Separate selected financial data for WEI is not included in this report. Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of Wherehouse. The selected financial data should be read in conjunction with the discussion under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, including the notes thereto, included elsewhere in this report.


                                              (Dollar amounts in millions)
                         ----------------------------------------------------------------
                                Company                         Predecessor(1)
                         ------------------------  --------------------------------------
                                       8 Months    4 Months
                         Year Ended     Ended       Ended
                         January 31,  January 31,   May 30,     Year Ended January 31,
                            1994         1993        1992      1992      1991      1990
                         -----------  -----------  --------  --------  --------  --------
Income statement data
- ---------------------
Revenue:
  Sales                    $380.2       $249.1      $105.3    $358.6   $352.2    $296.8
  Rental revenue             91.6         64.3        29.8      98.9     99.9      91.5
                         -----------  -----------  --------  --------  -------  ---------
                            471.8        313.4       135.1     457.4    452.1     388.3
Cost and expenses:
  Cost of sales             248.0        155.2        66.9     225.5    223.0     189.7
  Cost of video
    rentals including
    amortization             50.8         24.8         7.3      30.9     43.2      41.2
  Selling, general
    administrative
    expenses                196.6        122.9        59.9     179.1    170.1     148.5
  Restructuring charges(2)   14.3          ---         ---       ---      ---       ---
  Interest expense           23.5         15.7         4.9      18.0     20.0      20.9
  Other income               (0.3)        (0.1)       (0.1)     (0.1)    (0.3)     (1.3)
                         -----------  -----------  ---------  -------  -------  ---------
                            532.9        318.5       138.9     453.4    456.0     398.9
                         -----------  -----------  ---------  -------  -------  ---------
(Loss) income before
  income taxes              (61.1)        (5.1)       (3.8)      3.9     (4.0)    (10.6)

(Benefit) provision
  for income taxes          (19.1)        (1.3)       (1.9)      1.0     (2.8)     (5.1)
                         -----------  -----------  ---------  -------  -------  ---------
(Loss) income before
  extraordinary item(3)     (42.1)        (3.8)       (2.0)      2.9     (1.2)     (5.5)
Extraordinary item(4)         ---          ---        (4.5)      ---      ---       ---
                         -----------  -----------  ---------  -------  -------  ---------
Net (loss) income(3)       ($42.1)       ($3.8)      ($6.5)     $2.9    ($1.2)    ($5.5)

Balance sheet data
- ------------------
Working capital
  deficiency(5)             ($0.5)       ($0.5)               ($30.7)  ($20.5)   ($30.5)

Total assets(5)             351.4        374.4                 225.7    227.2     235.7

Long-term debt
  (including current
  portion)(5)(6)            175.1        185.1                 110.0    120.5     140.2

Total shareholder's
  equity(7)                  50.0         62.5                   3.7      1.2       2.4

Other information
- -----------------
Ratio of earnings to
  fixed charges(8)            (9)          (9)         (9)     1.11x      (9)        (9)



(1) The Company was acquired in June 1992 by the purchase of all of WEI's ownership interest in the Company through a merger transaction in which Grammy Corp. was merged with and into WEI. The transaction was accounted for using the purchase method and the term "Predecessor" refers to the predecessor to the Company for the period from fiscal year 1989 through May 31, 1992. The transaction caused changes in the basis of accounting thereby making periods of the Predecessor not comparable to those of the Company.

(2)  See Item 7 "Management's Discussion and Analysis of
     Financial Condition and Results of Operations - Results of
     Operations."

(3) Earnings per share are omitted for the Company since it is a wholly-owned subsidiary of WEI.

(4) The extraordinary item represents the write-off of unamor-tized financing costs and prepayment penalties paid related to the debt of the Predecessor that was refinanced at the time of the Acquisition. The loss was $4.5 million, net of an income tax benefit of $3.0 million.

(5) Certain prior year balances have been restated to conform to current classifications.

(6) Includes $3.6 million of convertible subordinated deben-tures.

(7) There were no cash dividends declared during any of the periods presented above, except for cash dividends in the amount of $.5 million, $.3 million and $.1 million paid to WEI, the Company's sole stockholder, in fiscal years 1994, 1992 and 1989, respectively.

(8) For the purpose of computing the ratios of earnings to fixed charges, earnings consists of income (loss) before income taxes and fixed charges. "Fixed charges" consists of interest expense, amortization of debt expenses and the portion of rental expenses deemed representative of the interest factor.

(9) Fixed charges exceeded earnings by $10.6, $4.0, $3.8, $5.1, and $61.1 for fiscal 1990, fiscal 1991, the four months ended May 31, 1992, the eight months ended January 31, 1993, and fiscal 1994, respectively.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended January 31, 1994 Compared to Year Ended January 31,
1993

     Aggregate net revenues were $471.8 million and $448.5 million for the fiscal years ended January 31, 1994 and January 31, 1993, respectively. This increase of $23.3 million was principally due to an increase in number of stores from 313 at January 31, 1993 to 347 (including 4 stores managed by the Company, for its benefit, under contracts with the owners thereof) at January 31, 1994, and a 0.14% increase in same-store revenues (stores open for at least 13 months). During fiscal 1994, in order to achieve additional geographic diversification, the Company expanded its presence in several western states and entered new markets in additional western and various mid-western states through its acquisitions of an aggregate of 39 specialty music stores from The Record Shop, Inc. and from Pegasus Music and Video, Inc. Furthermore, during the fiscal year ended January 31, 1994, the Company opened 6 new stores, managed 4 stores for its own benefit under contract with The Record Shop, Inc., expanded or remodeled 69 stores and closed 15 stores.

     Because the Company expects in the current fiscal year to focus its efforts towards the improvement of its existing stores and operations, rather than acquisitions or new store openings, it can be expected that growth in aggregate net revenues in the fiscal year ending January 31, 1995 will be dependent primarily upon increases, if any, in same-store revenues; and thus the fiscal 1994 increase in aggregate net revenues is not necessarily indicative of increases to be expected in the current fiscal year.

     The Company will continue to opportunistically evaluate potential acquisitions which could meet its strategic objectives, and, if it determines the same to be appropriate, the Company may, subject to its ability to source additional capital (the availability of which is currently uncertain), make additional acquisitions. On a longer-term basis, the Company intends to continue its growth, both by opening new stores in selected locations, and by additional acquisitions.

     Merchandise sales were $380.2 million and $354.4 million during the fiscal year ended January 31, 1994 and 1993, respec-tively, representing an aggregate increase of 7.3% and an increase of 1.1% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The increase in same-store merchandise sales resulted principally from increased sales of video games and used compact disc products, which were newer product lines for the Company, as well as from promotional markdowns used to generate incremental sales. The Company's sales of music cassettes continued to decline from the previous fiscal year due to a continuing shift in consumer demand to compact discs.

     The Company's revenues from the sales of videocassettes have decreased with the proliferation of competitors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers. The Company has implemented new pricing and merchandising strategies designed to counter this trend. No assurances can be given that the Company's new strategies will be successful.

     Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approximately 75% of the Company's stores currently offer video-cassettes and other products for rent. Rental revenue for the fiscal year ended January 31, 1994 was $91.6 million, a decrease of 2.6% from the previous fiscal year and a decrease of 3.3% on a same-store basis.

     In spite of the overall increase in the Company's aggregate net revenues from fiscal 1993 to fiscal 1994, and a slight increase in the number of stores carrying rental products from fiscal 1993 to fiscal 1994, the Company continued to experience declining rental revenues, primarily due to competitive factors and, to a lesser extent, to the continued maturing of videocas-settes in the Company's predominant markets, offset to some extent by the growth in game rental products. It is the Company's belief that, as a result of the large installed base of videocassette recorders ("VCRs") in California and its other major markets, future growth in rental revenue will be primarily as a result of marketing and other competitive factors, as well as additional store openings, rather than as a result of increases in the size of the videocassette rental user market.
In connection with its 1994 Re-Engineering Plan, described below, the Company has recently implemented new pricing and merchan-dising strategies designed to increase rental revenue. Nonethe-less, the Company anticipates that it will continue to experience strong competition in this area, and no assurance can be given that the Company's new strategies will be successful.

     The Company's business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, acquisitions made by the Company, marketing programs, weather, special events, the quality of new releases of music, video and game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenue have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers.

     During the fiscal year ended January 31, 1994, in response to various competitive factors and less than favorable economic conditions, the Company developed, adopted and continued to refine a multi-faceted re-engineering plan (the "1994 Re-Engin-eering Plan"), which is designed to improve operating profit by lowering costs associated with its inventory supply chain and retail store operations, and to tailor its stores to better accommodate local consumer tastes and entertainment needs. As part of this strategic plan, the Company has delegated more power to its on-site store managers to customize their inventory of merchandise and rental products, and has further refined its "value pricing" strategy for videocassette rentals to enable the store manager to select from a matrix of rental prices those which best fit the demographics and competitive conditions of his or her market. The objectives of this strategy are both to improve profitability and to enable each of the Company's stores to become "the best store in the neighborhood."

     The Company has also, as part of the 1994 Re-Engineering Plan, developed a video rental remerchandising program, which is currently scheduled to be implemented during the first half of the current fiscal year. Under the video rental remerchandising program, the Company will provide a greater number of "hit" movie titles at its stores, as well as install new store signage and fixtures designed specifically to support the program.

     The Company believes that its planned marketing and merchan-dising strategies and its expansion in markets outside of Cali-fornia should improve its ability to respond to competition from other retailers. However, the Company can give no assurances that its marketing and merchandising strategies will be effective.

     The Company's business is seasonal, and, as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See "Seasonality", below.

     Cost of sales increased $25.9 million to $248.0 million for the fiscal year ended January 31, 1994, as compared with $222.1 million for the fiscal year ended January 31, 1993. As a percen-tage of merchandise sales revenues, cost of sales increased 2.5% to 65.2% for the fiscal year ended January 31, 1994 versus 62.7% for the fiscal year ended January 31, 1993. The gross profit percentage for merchandise sale product was 34.8% and 37.3% for the fiscal years ended January 31, 1994 and 1993, respectively. The increase in cost of sales as a percentage of merchandise sales revenues resulted from increased costs associated with inventory shrinkage, changes in the product sales mix, higher return penalties, the utilization by the Company of promotional markdowns to generate incremental sales, and lower prompt payment discounts from suppliers. The changes in product sales mix include an increase in the Company's video game sales business, which carries lower margins than the Company's other product lines, along with the continuing shift in consumer demand from music cassettes to lower-margin compact discs. Additionally, margins from sales of compact discs and from video games each declined somewhat from the prior year. Video game sales margins declined as excess supply necessitated higher promotional mark-downs. The decreased gross margins were offset, in part, by improved gross margins for used compact discs, accessories and personal electronics.

     Cost of rentals, including amortization, increased $18.7 million to $50.8 million for the fiscal year ended January 31, 1994, as compared with $32.1 million for the fiscal year ended January 31, 1993. As a percentage of rental revenue, cost of rentals increased to 55.5% for the fiscal year ended January 31, 1994 from 34.1% for the fiscal year ended January 31, 1993. The gross profit percentage for rental revenue was 44.5% and 65.9% for the fiscal years ended January 31, 1994 and 1993, respective-ly. The increased cost of rental revenue, including amortiza-tion, was principally due to a change in accounting estimate for amortizing the cost of video rental inventory that resulted in a $20.3 million charge to reduce the carrying value of existing rental inventory. In prior years, the Company amortized the cost of video rental inventory under an accelerated method to its estimated salvage value. During the fiscal year ended January 31, 1994, the Company changed its amortization estimation method by eliminating its utilization of the half year convention and salvage value, and by further accelerating the amortization calculation. The Company believes that the revised amortization estimate will result in better matching of rental revenue with the cost of such rental inventory.

     For the fiscal year ended January 31, 1994, the change in the estimate for amortization of video rental inventory resulted in an increase of $20.3 million (40% of cost of rentals) over what the cost of rentals would have been if the change had not been effected. It can be expected that, in future periods, cost of rentals as a percentage of rental revenue will be somewhat lower than that experienced in the fiscal year ended January 31, 1994.

     Merchandise sales, as a percentage of aggregate net revenues, increased from 79.0% in the fiscal year ended January 31, 1993 to 80.6% in the fiscal year ended January 31, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

     In both the music and rental markets, there has been a recent trend towards consolidation, and several large regional retail chains -- many similar to or direct competitors of the Company -- have been acquired by large national retail chains. In addition, several major retail chains, including Best Buy, Blockbuster Entertainment and Virgin Megastores, have announced plans to increase their retail music store presence in California. It can thus be expected that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that competitive pressures may result in a tightening of gross profit margins.

     Selling, general and administrative expenses, excluding $8.9 million and $7.7 million for the amortization of purchase price adjustments resulting from acquisitions, were $187.7 million and $175.0 million for the fiscal years ended January 31, 1994 and 1993, respectively, an increase of $12.7 million, or 7.3%. As a percentage of aggregate net revenues, selling, general and admini-strative expenses, excluding amortization of purchase price adjustments, were 39.8% and 39.0% for the fiscal years ended January 31, 1994 and 1993, respectively. The increase is principally due to (i) increased rent and occupancy expenses resulting from contractual escalations in base rent for existing stores, leases for new stores and stores acquired during the year, expenses resulting from lease renewals and increases for the straight-line effect of scheduled future rent increases, and
(ii) increased semi-variable and payroll expenses attributable to new stores and acquisitions, a revised corporate salary program, and a higher administrative headcount than during the previous fiscal year. The increases in selling, general and administra-tive expenses were offset, in part, by decreased advertising expenditures during the fiscal year ended January 31, 1994 as the Company changed its media strategy from more expensive, image-building television to greater product emphasis utilizing less expensive media such as radio, billboards and newspaper. Addi-tionally, the Company changed the gift structure of its rental customer loyalty program, which resulted in lower expenses. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $4.9 million and $3.5 million for the fiscal years ended January 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

     As part of the 1994 Re-Engineering Plan, the Company indentified required changes in systems and operations and, therefore, assessed the realizable value of certain assets and the costs of the restructuring measures. As a result, during the fiscal year ended January 31, 1994, the Company incurred a total of $14.3 million for restructuring charges (all of which have resulted from, or were related to, the 1994 Re-Engineering Plan) as follows (in millions of dollars):

     Write-off of property, plant and equipment   $ 8.2
     Write-off of beneficial leasehold interests
          and other assets                          4.2
     Severance costs                                1.4
     Consulting fees and other                       .5
                                                  ------
                                                  $14.3
                                                  ======

     The loss from operations was $37.9 million for the fiscal year ended January 31, 1994, as compared with income from operations of $11.6 million for the fiscal year ended January 31, 1993. The decreased operating results principally resulted from
(i) the decreased gross profit for video rental due to the change in accounting estimate referred to above, and (ii) the restruc-turing charges discussed above. Excluding the effects of purchase accounting in both fiscal periods, and excluding both the change in estimate for amortizing video rental inventory and the restructuring charges, in the fiscal year ended January 31, 1994, income from operations would have been $8.4 million for the fiscal year ended January 31, 1994 compared to $22.7 million for the fiscal year ended January 31, 1993.

     Interest expense (net) increased $2.6 million to $23.2 million, as compared with $20.6 million, for the fiscal years ended January 31, 1994 and January 31, 1993, respectively. The increase principally resulted from higher overall debt levels required for the previously-described store acquisitions and the Acquisition, somewhat offset by lower interest rates on floating rate debt. Included in interest expense are $1.7 million and $2.3 million attributable to the amortization of acquisition financing costs during the fiscal years ended January 31, 1994 and 1993, respectively.

     At January 31, 1994, $56.0 million of the Company's long-term debt (33% of total long-term debt then outstanding) and the Company's revolving line of credit provided for interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could significantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding balance of the Company's senior term loan. See "Inflation", below.

     The effective tax benefit recorded by the Company on its loss before income taxes was 31.2% versus 35.2% during the fiscal years ended January 31, 1994 and January 31, 1993, respectively. The decrease was principally due to increased goodwill amortiza-tion resulting from the Acquisition and non-deductible reserve allowances. The Company's tax benefit for the fiscal year ended January 31, 1994 and 1993 differed from the statutory rate of 34% principally due to non-deductible purchase accounting adjust-ments, reserve allowances, state taxes and job tax credits. As a result of net operating loss carrybacks, the Company expects to receive an approximate $5.0 million federal income tax refund during the second quarter of its current fiscal year. Based upon the current operations of the Company, and other factors, it is currently anticipated that net pre-tax losses, if any, realized during the fiscal year ending January 31, 1995 will not result in the recording of any additional effective tax benefit by the Company although such tax benefits would be available to reduce any future taxes payable if the Company generated future taxable income.


Year Ended January 31, 1993 Compared to Year Ended January 31,
1992

     The following discussion of results of operations for the fiscal year ended January 31, 1993 includes results of the Predecessor (see Note (1) to Notes to Consolidated Financial Statements) for the four months ended May 31, 1992, and the results of the Company for the eight months ended January 31, 1993.

     Aggregate net revenues for the year ended January 31, 1993 were $448.5 million compared to $457.4 million for the year ended January 31, 1992. This decrease was due to a 4.9% decrease in same store revenues (stores open for at least 13 months), partially offset by an increase in the number of stores from 301 at the end of fiscal 1992 to 313 at the end of fiscal 1993. The decline in same store revenues was largely attributable to difficult economic conditions, particularly in the state of California, resulting in reduced revenue volume while unit prices were generally maintained. Also, civil disturbances in the Los Angeles market had a temporary negative effect on performance during the year. Additionally, the introduction in February 1992 of a "value pricing" strategy for videocassette rentals in Los Angeles, the Company's largest marketing area, and in other markets, adversely impacted revenues during most of the fiscal year. The demand for compact discs continued to positively affect revenues, with CD sales representing $174.3 million or 49% of merchandise sales for fiscal 1993, compared to $161.0 million or 45% of merchandise sales for fiscal 1992. The Company does not believe that the "value pricing" strategy for videocassette rentals should have a further materially negative impact on revenues.

     Gross profit as a percentage of merchandise sales was 37.3% in fiscal 1993 compared to 37.1% in fiscal 1992. The increase is primarily attributable to an increase in supplier's purchase discounts earned and a reduction in sale inventory shrinkage partially offset by an increase in promotional markdowns. While the shift in product mix from higher margin music cassettes to lower margin compact discs had a negative impact on gross margins, this was offset by improvement in gross profit margins on new videocassettes, blank video tape, blank audio tape, accessories, personal electronics, and concessions.

     Gross profit as a percentage of rental revenue was 65.9% for fiscal 1993 compared to 68.7% for fiscal 1992. The decrease is primarily attributable to: (i) amortization of purchase accounting adjustments resulting from the Acquisition, which represented 3.6% of rental revenue and (ii) a decline in rental revenue from the Los Angeles "value pricing" strategy, which lowered the per night rental price. This decrease was partially offset by (i) a decrease in the book value of rental dispositions resulting primarily from the sale of older rental inventory during fiscal 1993 compared to the prior year and (ii) a reduction in rental inventory shrinkage.

     Selling, general, and administrative expenses were 40.7% of total revenues in fiscal 1993 compared to 39.2% in fiscal 1992. The increase is primarily due to (i) an increase in rent and occupancy expense per store resulting from lease renewals, consumer price index escalations for existing stores, and new leases for larger stores, (ii) an increase in advertising expendi-tures, and (iii) the amortization of goodwill and depreciation of property and equipment resulting from the Acquisition, totalling 1.3% of total revenue. These increases were partially offset by a reduction in historical depreciation expense and an increase in other operating income, including financial remuneration from suppliers to help defray the cost of introducing smaller CD packaging.

     Income from operations decreased to $11.6 million in fiscal 1993, compared to $21.9 million in fiscal 1992, primarily due to the declines in revenue as explained above, the decrease in rental gross profit rate related to purchase accounting amortiza-tion, and the increase in rent and occupancy costs. Excluding the effects of purchase accounting adjustments in both years, operating income was $22.7 million in fiscal 1993 compared to $26.8 million in fiscal 1992.

     Net interest expense and other income was $20.6 million or 4.6% of total revenues in fiscal 1993 compared to $17.9 million or 3.9% of total revenues in fiscal 1992. This increase was attributable to increased levels of subordinated debt, which was partially offset by lower interest rates on lower term loan borrowings and by lower interest rates on comparable revolving line of credit borrowings.

     The Company recorded an effective income tax benefit of 35.2% on its loss before taxes in fiscal 1993, compared to an effective income tax provision of 26.0% on its income before taxes in fiscal 1992. The Company's tax benefit in fiscal 1993 and its tax provision in fiscal 1992 differed from the statutory rate of 34%, primarily as a result of non-deductible purchase accounting adjustments, state taxes and job tax credits.

     As part of the Acquisition, the Company reported a $4.5 million loss as an extraordinary item, net of tax, which represented the non-cash write-off of unamortized acquisition financing costs associated with the Adler & Shaykin acquisition in fiscal 1988 and prepayment penalties associated with the repayment of debt of the Predecessor that was refinanced at the time of the Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended January 31, 1994, the Company's operations generated net cash of $7.1 million compared to $1.3 million during the fiscal year ended January 31, 1993. Operating cash flows in both fiscal years were primarily used for the purchase of merchandise and rental video inventory and the payment of service and supply providers. The increase in cash flow generated by operations was primarily a result of lower increases in inventory levels offset by higher operating losses and the resulting increase in tax refunds receivable for the carryback of such operating losses.

     Cash used in investing activities totaled $24.8 million as compared to $136.1 million for the fiscal years ended January 31, 1994 and January 31, 1993, respectively. Cash used in investing activities during the fiscal year ended January 31, 1994 included approximately $12.2 million for the acquisitions of 39 specialty music stores from The Record Shop, Inc. and Pegasus Music and Video, Inc. and $11.8 million for acquisitions of property, plant and equipment. Acquisitions of property, plant and equipment increased $2.5 million during the fiscal year ended January 31, 1994 as compared to the prior fiscal year. Property, plant and equipment acquisitions in both periods were used primarily for the opening of new stores and the remodeling of existing stores, and in fiscal 1993, funds were also used for the acquisition of new equipment for the Company's new distribution center. During the fiscal year ended January 31, 1993, $125.8 million of the $136.1 million used for investing activities was due to the Acquisition of the Company.

     Cash provided by financing activities was $16.4 million as compared to $143.5 million during fiscal years ended January 31, 1994 and 1993, respectively. On January 31, 1994, WEI raised $30.0 million through the sale of common stock to certain of its existing stockholders. All of these funds were contributed by WEI to the capital of the Company and provided permanent financing for the acquisition of stores from The Record Shop, Inc. and Pegasus Music and Video, Inc. and for expenses associated with those acquisitions. In addition, during fiscal 1994, borrowings were reduced by approximately $13.2 million. During the fiscal year ended January 31, 1993, the $143.5 million of cash provided by financing activities consisted principally of a $70.3 million capital contribution and a net increase in borrowings, principally for new senior subordinated debt, both of which are attributable to the Acquisition.

     The Company's operations used net cash of $1.3 million for the year ended January 31, 1993 compared to the generation of $29.5 million for the year ended January 31, 1992. The decrease was primarily a result of an increase in merchandise inventory due to the introduction of new product lines and the expansion of certain existing product lines, the introduction of a value pricing strategy for videocassette rentals, and the extended economic recession in California. In addition to the changes in inventory, other factors affecting working capital were: (i) an increase in receivables partially related to insurance receiv-ables, the timing of credit card receipts at year-end, and reimbursement from landlords, and (ii) an increase in accounts payable and accrued expenses related primarily to increases in interest and sales taxes payable, offset by slight decreases in accounts payable and other accrued expenses. The increase in interest payable was attributable to higher debt levels and a change in the timing of the due date for interest on subordinated debt. The sales taxes payable increase was also attributable to timing differences on the due date. Video rental purchases were less during fiscal 1993 than in the prior year due to more efficient utilization by the Company of the videocassette rental inventory.

     Cash used in investing activities totalled $136.1 million compared to $14.2 million in the 1993 and 1992 fiscal years, respectively. The $136.1 million included $125.8 million to complete the Acquisition of the Company. The remainder was used primarily for opening new stores, remodeling existing stores, and acquiring fixtures and equipment for the new distribution center. Capital expenditures, including equipment under capital leases, totalled $12.9 million in fiscal 1993, up $1.2 million from fiscal 1992.

     Cash provided by financing activities was $143.5 million compared to $16.9 million of cash used in financing activities in the 1993 and 1992 fiscal years, respectively. The $143.5 million consisted primarily of a $70.3 million capital contribution and a net increase in borrowings, principally for new senior subordinated debt, both of which were related to the Acquisition.

     The Company's institutional indebtedness currently includes the following:

     i) a senior term loan in the original principal amount of $65.0 Million. As of January 31, 1994, the outstanding indebted-ness was $56.0 million. This facility matures in January 1998, with principal payments made in installments of varying amounts, and with interest payments due quarterly on prime-based borrowings and upon maturity for Eurodollar-based borrowings. Borrowings under the term loan bear interest at Prime plus 1.5% or Eurodollar plus 3.0%.

     ii) $110 Million in Senior Notes (the "Notes"). The Notes mature in August, 2002 and bear interest at 13% per annum, payable semi-annually. The Company is required to make sinking fund payments in August 2000 and August 2001 of $27.5 million each to allow for the redemption of a maximum of 50% in principal amount of the Notes at a price equal to 100% of the principal amount redeemed plus accrued interest thereon.

     iii) revolving line of credit in the amount of $45.0 million. Borrowings under the facility bear interest at the same rates as the term loan. As of January 31, 1994, the outstanding indebtedness on this facility was $4.0 million. Within the capacity of the revolving line of credit, the Company has a $10.0 million swingline facility to accommodate daily fluctuations in its working capital. Borrowings under the swingline bear interest at the rate of prime plus 1.0%. Both of these facili-ties mature in January 1998.

     These debt agreements require the Company to meet certain restrictive covenant tests at periodic intervals, and, as is customary for such borrowings, include such factors as mainte-nance of financial ratios and limitations on dividends, capital expenditures, transactions with affiliates, and other indebted-ness, and, under the revolving line of credit and swingline facility, a thirty day "clean-down", during which borrowings thereunder are not permitted. As of January 31, 1994, the Company was in compliance with all such covenants. The Company did not satisfy the entire "clean-down" period during the year ended January 31, 1994 and obtained a waiver with respect thereto from its lenders.

     As of January 31, 1994, the Company had outstanding, net of unamortized discount, $3.6 million of its 6 1/4% convertible subordinated debentures, issued July 1986, representing $5.7 million in principal amount. These debentures mature in July 2006; all sinking fund payment obligations of the Company, for the balance of the term of the debentures, have been satisfied.

     The Company is highly leveraged, and results of operations have been, and will continue to be, affected by the increased interest expense and amortization of goodwill recorded in connection with the Acquisition.

     As of April 1, 1994, the Company has signed lease commit-ments to open two new stores and may open additional stores over the next twelve months. While the Company can reasonably esti-mate the cost to open a new store, the actual number and types of stores opened will depend upon the Company's ability to locate and obtain appropriate sites and upon its financial position.
See "Results of Operations", above. The Company may, subject to its ability to source additional capital, make additional acqui-sitions if it determines such acquisitions to be appropriate.

     While certain expenditures during the next twelve months will be higher than in prior periods, management believes that current cash flows from operations and borrowings under the revolving credit facility will be adequate to meet the Company's liquidity requirements. Debt service requirements are expected to be funded through internal cash flow or through refinancing in outlying years.


SEASONALITY

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Working capital deficiencies and related bank borrowings are lowest during the period commencing with the end of the Christmas holidays and ending with the close of the Company's fiscal year. Beginning in February, working capital deficiencies and related bank borrowings have historically trended upward during the year until the fourth quarter. Bank borrowings have historically been highest in October and November due to cumulative capital expen-ditures for new stores and the building of inventory for the holiday season.


INFLATION

     Inflation has not had a material effect on the Company, its operations and its internal and external sources of liquidity and working capital. However, interest rate increases, beyond current levels, could have an impact on the Company's operations.

     The impact on the Company of interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40.0% of the outstanding balance of the senior term loan at January 31, 1994. Such agreement limits the net interest cost to the Company out-side a specified range on the amounts covered by the agreement.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Index to Financial Statements and Financial State-ment Schedules appearing on page F-0 of this report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concern-ing the persons who are directors and executive officers of the Company and, where indicated, WEI:
                                                          Age at
                                                         April 1,
      Name                       Position                  1994
- -----------------     ---------------------------------    -----

Scott Young           Chief Executive Officer,                47
                      Chairman of the Board and
                      Director of the Company and WEI

Jerry E. Goldress     President and Chief Operating           63
                      Officer

Cathy L. Wood         Senior Vice President, Chief            46
                      Financial Officer and Secretary
                      of the Company and WEI

Barbara C. Brown      Senior Vice President, Sales and        42
                      Operations

Kathy J. Ford         Vice President, Controller of the       46
                      Company and WEI

Anne E. McLaughlin    Vice President, Treasurer and           37
                      Assistant Secretary of the
                      Company and WEI

James J. Burke, Jr.   Director of the Company and WEI         42

Gerald S. Armstrong   Director of the Company and WEI         50

Rupinder S. Sidhu     Director of the Company and WEI         37

Bradley J. Hoecker    Director of the Company and WEI         32

     Scott Young, Chief Executive Officer, Chairman of the Board and Director of the Company and WEI. Mr. Young joined Wherehouse in March 1987 as Senior Vice President, Marketing and became Executive Vice President and Chief Operating Officer later that year and President in 1988. Mr. Young was named Chief Executive Officer of the Company in March 1990, and Chairman of the Board of the Company and WEI in June 1992. Mr. Young has been a member of the Board of Directors of the Company and WEI since March 1990. From 1984 to 1987, Mr. Young served as a consultant to the music industry and as Senior Vice President, Marketing during the start-up phase of Personics, Inc. From 1980 to 1984, Mr. Young owned Franklin Music, an eight-store chain based in Atlanta.
From 1977 to 1980, he served as General Manager, Executive Vice President of Musicland. Mr. Young currently serves as President on the board of the National Association of Recording Merchandisers.

     Jerry E. Goldress, President and Chief Operating Officer. Mr. Goldress originally joined the Company in February 1988. Mr. Goldress was Chairman of the Board of the Company from February 1988 to June 1992 and Chief Executive Officer of the Company from February 1988 to March 1990. Mr. Goldress was a Director of the Company from January 1988 to June 1992. Mr. Goldress returned to the Company in August 1993 as President and Chief Operating Officer. Mr. Goldress is currently Chairman of Grisanti, Galef & Goldress, Inc. (a management consulting firm) and has been employed by that company since 1973. All positions with the Company which have been, and which currently are, held by Mr. Goldress have been pursuant to consulting agreements with Grisanti, Galef & Goldress. Mr. Goldress has been a general partner of A&S since 1987. Mr. Goldress has served in the office of the Chairman of the Board of Best Products Co., Inc. since June 1991. He is a Director of Dreco Energy Services Ltd. As a management consultant, Mr. Goldress provides assistance to businesses in financial difficulty and, in the course of providing such assistance, is frequently appointed a director and an executive officer of such businesses. Often such businesses are involved in bankruptcy or other reorganization proceedings.

     Cathy L. Wood, Senior Vice President, Chief Financial Officer and Secretary of the Company and WEI. Ms. Wood joined the Company in 1989, with responsibilities including real estate, store design and construction. In 1991, Ms. Wood assumed respon-sibility for strategic planning and was appointed Senior Vice President, Planning and Development. In April 1993, Ms. Wood was named acting Chief Financial Officer and in August 1993, Ms. Wood was appointed Senior Vice President and Chief Financial Officer of the Company and WEI. From 1973 to 1989, she was employed by Mellon Bank N.A.

     Barbara C. Brown, Senior Vice President, Sales and Opera-tions of the Company. Ms. Brown joined the Company in 1973.
She became Vice President, Sales and Operations in 1986 and was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations.

     Kathy J. Ford, Vice President, Controller of the Companyand WEI. Ms. Ford has been with the Company since February 1988.
She became Vice President, Controller in June 1990 and prior to that served as Assistant Vice President, Assistant Controller. From 1985 to 1987, Ms. Ford was Controller of Ryan-McFarland Corporation. Ms. Ford was employed by Deloitte Haskins & Sells from 1979 to 1985, most recently serving as Manager of Audit Services. She is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     Anne E. McLaughlin, Vice President, Treasurer and Assistant Secretary of the Company and WEI. Ms. McLaughlin has been with the Company since August 1991. She became Vice President, Treasurer in September 1992 and prior to that served as Treasurer. From 1987 to 1991, Ms. McLaughlin was a Vice President in the Corporate Banking Division of HomeFed Bank.

     James J. Burke, Jr., Director of the Company and WEI since June 1992. Mr. Burke has been a Director of MLCP since 1985 and President and Chief Executive Officer of MLCP since 1987. Mr. Burke was a Vice President of Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") from 1983 until 1988 and has been a First Vice President since 1988 and a Managing Director of MLPF&S since 1985. Mr. Burke is a director of Amstar Corporation, Borg-Warner Corporation, Supermarkets General Holdings Corporation, AnnTaylor Stores Corporation, Londontown Holdings Corp., Oscar I Corpora-tion and United Artists Theatre Circuit, Inc.

     Gerald S. Armstrong, Director of the Company and WEI since April 1993. Mr. Armstrong has been a Director of MLCP since 1988, an Executive Vice President of MLCP from 1988 until 1993, and a Partner of MLCP since 1993. Mr. Armstrong has been a Managing Director of the Investment Banking Division of MLPF&S since November 1988. From January to November 1988, he was President and Chief Executive Officer of Printing Finance Company, Inc., a printing company, and from March 1985 to January 1988, he was Executive Vice President and Chief Operating Officer of PACE Industries, Inc., a manufacturing and printing company. Mr. Armstrong is also a Director of AnnTaylor Stores Corporation, London Fog Corporation, Beatrice Foods, Inc., First USA, Inc., Blue Bird Corporation, and World Color Press, Inc.

     Rupinder S. Sidhu, Director of the Company and WEI. Mr. Sidhu has been a Director of MLCP since 1988, was a Senior Vice President from 1988 until 1993 and has been a Partner of MLCP since 1993. Mr. Sidhu has been a Managing Director of MLPF&S since 1989, and was a Vice President of MLPF&S 1984 until 1988. Mr. Sidhu is a Director of Eckerd Corporation, Clinton Mills, Inc., John Alden Financial Corporation and First USA, Inc.

     Bradley J. Hoecker, Director of the Company and WEI. Mr. Hoecker has been a Principal of MLCP since 1993. Mr. Hoecker was an Associate of MLCP from 1989 to 1993 and MLPF&S since 1989. From 1984 to 1987, Mr. Hoecker was employed by Bankers Trust Company.

     Each director of the Company and WEI is elected annually and serves until the next annual meeting or until his successor is duly elected and qualified. Messrs. Armstrong, Sidhu, and Hoecker serve as members of the audit committees and Messrs. Burke, Armstrong and Sidhu serve as members of the compensation committees of the board of directors of the Company and WEI.
Each executive officer of the Company and WEI serves at the discretion of the board of directors of the Company and WEI, respectively.

     Under the Stockholders' Agreement (See Item 13 of this Annual Report), if any of Scott Young, James J. Burke, Jr., Rupinder S. Sidhu, Warner A. Fite and Bradley J. Hoecker are unwilling or unable to serve, or otherwise cease to serve, as directors of WEI, then the shareholders of the Company controlled by or affiliated with MLCP or one of its affiliates (the "ML Investors") will be entitled to fill the resulting vacancies on the board. In addition, the Stockholders' Agreement provides that the ML Investors are entitled to nominate successors to all WEI directors and that the stockholders of WEI will cooperate in any removal of directors proposed by the ML Investors. On April 29, 1993, Warner A. Fite resigned as director of WEI and the Company and on April 30, 1993 was replaced by Gerald S. Armstrong in accordance with the Stockholders' Agreement.

Item 11.   EXECUTIVE COMPENSATION.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth, for the fiscal years ended January 31, 1994, January 31, 1993, and January 31, 1992, the cash compensation paid by WEI and its subsidiaries, as well as certain other compensation paid or accrued for each such fiscal year, to each of the five most highly compensated executive officers of WEI (considering Mdms. Wood and Brown, Senior Vice Presidents of the Company, and Mdm. Ford, Vice President of the Company to be executive officers of WEI) who were officers on January 31, 1994, and to Scott A. Hessler, former Senior Vice President, Marketing and Merchandising of the Company, who ceased to be an executive officer on January 18, 1994, (collectively, the "named executive officers") in all capacities in which they served. All compensation with respect to Mr. Goldress was paid to Grisanti, Galef & Goldress, a management consulting firm in which Mr. Goldress is a principal.


                              SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                     Annual Compensation        Compensation
                              --------------------------------- ------------
                                                  Other Annual   No. of Sec.   All Other
    Name and         Fiscal    Salary     Bonus   Compensation   Underlying   Compensation
Principal Position   Year      ($)(b)      ($)       ($)           Options        ($)
- ------------------------------------------------------------------------------------------
Scott Young             1994   421,155        ---      45,962(c)       ---      39,484(j)
 Chairman, Chief        1993   357,040     13,425     243,839(d)    67,000      25,121(k)
 Executive Officer      1992   320,959     95,360         ---          ---         ---

Scott A. Hessler(a)     1994   260,673        ---         ---          ---     289,963(l)
 Senior Vice President, 1993   177,981     20,143         ---        5,700       9,401(m)
 Marketing and          1992       ---        ---         ---          ---         ---
 Merchandising

Cathy L. Wood           1994   187,849        ---         ---          ---      39,799(n)
 Senior Vice President, 1993   102,440      8,322      16,925(e)     5,600      39,899(o)
 Chief Financial        1992   105,286     34,670         ---          ---         ---
 Officer and Secretary
 of the Company and WEI

Barbara C. Brown        1994   155,625        ---      18,457(f)       ---      24,819(p)
 Senior Vice President, 1993   131,348      6,022      20,009(g)    13,500      11,877(q)
 Sales and Operations   1992   133,470     69,193         ---          ---         ---

Kathy J. Ford           1994   104,310        ---      14,707(h)       ---      11,045(r)
 Vice President,        1993    89,040     10,452      15,663(i)     5,205       4,269(s)
 Controller             1992    83,716     31,789         ---          ---         ---

Jerry E. Goldress       1994   100,000        ---         ---          ---     150,000(t)
 President, Chief       1993   105,931        ---         ---          ---     135,000(u)
 Operating Officer      1992   275,000        ---         ---          ---         ---



(a) On January 18, 1994, Mr. Hessler ceased to be an executive officer of the Company.

(b) Includes amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan.
     Employees may contribute to the 401(k) plan on a pre-tax basis, not to exceed $8,994 in fiscal 1994.

(c)  Includes a $38,762 bonus to cover interest expense on Mr.
     Young's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(d) Includes a $215,140 bonus to cover interest expense on loans made by WEI to Mr. Young in connection with prior purchases of common stock of WEI, with a "gross-up" to cover income taxes related to the bonus.

(e) Includes a $7,128 bonus to cover interest expense on loans made by WEI to Ms. Wood in connection with prior purchases of common stock of WEI, with a "gross-up" to cover income taxes as related to the bonus. Also included is a $7,200 annual automobile allowance.

(f)  Includes an $11,257 bonus to cover interest expense on Ms.
     Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 automobile allowance.

(g) Includes a $6,565 bonus to cover interest expense on loans made by WEI to Ms. Brown in connection with the prior purchases of common stock of WEI, with a "gross-up" to cover income taxes related to the bonus. Also includes a $6,244 bonus to cover interest expense on Ms. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 annual automobile allowance.


(h)  Includes a $7,507 bonus to cover interest expense on Ms.
     Ford's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 annual automobile allowance.

(i) Includes a $7,200 annual automobile allowance. Also included is a $4,299 bonus to cover interest expense on loans made by WEI to Ms. Ford in connection with the prior purchases of common stock of WEI, with a "gross-up" to cover income taxes related to the bonus. Also included is a $4,164 bonus to cover interest expense on Ms. Ford's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(j) The amount shown includes $16,865 paid on behalf of Mr. Young and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $14,352 of premiums paid for term life insurance and $8,268 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Young.

(k) Includes $14,352 of premiums paid for term life insurance. Also included are $9,693 paid on behalf of Mr. Young and his family for medical expenses not covered by the Company's group medical insurance plan and $1,076 for matching contri-butions to the Company's 401(k) plan made on behalf of Mr. Young.

(l) Includes $265,000 accrued in fiscal 1994 for severance payable to Mr. Hessler. Also included are $14,796 paid on behalf of Mr. Hessler and his family for medical expenses not covered by the Company's group medical insurance plan, $7,091 of premiums paid for term life insurance and $3,076 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Hessler.

(m) Includes $8,799 paid on behalf of Mr. Hessler and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $602 of premiums paid for term life insurance.

(n) Includes $21,876 paid on behalf of Ms. Wood and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $14,481 for reimbursement of moving expenses and $3,442 of premiums paid for term life insurance.

(o) Includes $36,457 paid on behalf of Ms. Wood and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $3,442 of premiums paid for term life insurance.


(p) Includes $19,685 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $3,306 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(q) Includes $9,090 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $959 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(r) Includes $5,322 paid on behalf of Ms. Ford and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $3,482 of premiums paid for term life insurance and $2,241 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Ford.

(s) Includes $2,611 of premiums paid for term life insurance. Also included are $991 paid on behalf of Ms. Ford and her family for medical expenses and $666 for matching contribu-tions to the Company's 401(k) plan made on behalf of Ms. Ford.

(t) Includes payments made to Mr. Goldress's consulting company for services related to the 1994 Re-engineering Plan.

(u) Includes a $135,000 payment made to Mr. Goldress in connec-tion with the Acquisition.

FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the named executive officers during the last fiscal year. The following table sets forth certain information with respect to the named executive officers concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1994. Based upon the Board's determination of the fair market value of WEI's Common Stock as of January 31, 1994 ($44 per share), none of these options were "in-the-money options."


                    FISCAL YEAR-END OPTION VALUES

                          Number of Securities
                               Underlying
                          Unexercised Options
                            at Fiscal Year End

   Name                Exercisable   Unexercisable
- --------------------------------------------------
Scott Young            51,700        15,300

Scott A. Hessler        3,270         2,430

Cathy L. Wood           3,260         2,340

Barbara C. Brown        9,900         3,600

Kathy J. Ford           3,639         1,566

Jerry E. Goldress         ---           ---




COMPENSATION OF DIRECTORS

     The directors of the Company and WEI do not receive compen-sation for their services as directors or as members of the committees of the boards of directors of the Company and WEI.


EMPLOYMENT AGREEMENTS

     Mr. Young's employment is currently governed by an employ-ment agreement, the initial term of which will expire in June 1995, between the Company and Mr. Young. Pursuant to the agreement, Mr. Young's employment will automatically extend for periods of one year for up to a maximum of four additional one-year periods, unless the Company gives Mr. Young written notice of its intention not to renew the employment term at least 365 days prior to the then current expiration of the term. The agreement provides for, among other things, a base salary of $300,000 (which may be increased, but not decreased, at the discretion of the Board of Directors of the Company, and which shall be adjusted to account for the effects of inflation) and annual bonuses at the discretion of the Board of Directors of the Company. If Mr. Young is terminated for "Cause" (as defined in the employment agreement) or Mr. Young resigns without "Good Reason" (as defined in the employment agreement), Mr. Young is entitled to receive unpaid "Base Salary" (as defined in the employment agreement) and vested benefits with respect to periods prior to the date of termination or resignation. If Mr. Young is terminated without "Cause" or resigns with "Good Reason," he is entitled to receive (a) twice his Base Salary; (b) a pro rata portion of his bonus or incentive compensation for the fiscal year during which such termination occurs; and (c) continued coverage through the expiration date of the employment agreement under all life, disability, medical, health and accident insurance at the same coverage level maintained for his benefit immediately prior to his termination or resignation. Additional-ly, if he is terminated without "Cause," Mr. Young is entitled to receive unpaid base salary and vested benefits with respect to periods prior to the date of termination. The employment agreement further provides for severance payments equal to the sum of (x) twice Mr. Young's base salary, (y) unpaid base salary with respect to periods prior to the date of termination and (z) a pro rata portion of Mr. Young's bonus compensation for the fiscal year during which such termination occurs, and benefits in the event that Mr. Young's employment is terminated without Cause or that Mr. Young resigns with Good Reason.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committees of the Company's and WEI's boards of directors during fiscal year 1994 were Messrs. Burke, Sidhu, and Hoecker. The members of the compensa-tion committees of the Company's and WEI's boards of directors are currently Messrs. Burke, Armstrong, and Sidhu.

     Messrs. Burke and Sidhu are each executive officers of MLCP and Managing Directors of Merrill Lynch & Co., Inc., and Mr. Hoecker is a Principal of MLCP and an Associate of Merrill Lynch & Co., Inc. Grammy Corp., WEI and MLCP are affiliates of MLPF&S. In connection with the sale of the Company's 13% Senior Subordi-nated Notes due 2002, Series A (the "Old Notes"), which were exchanged by the holders thereof for Notes on December 4, 1992, MLPF&S received a fee of $3,850,000 with respect to its activi-ties as placement agent for the Old Notes. In addition, in connection with the Acquisition, MLCP received a fee of $2.5 million from, and was reimbursed for the prior payment of approximately $135,000 by, the Company, and WEI issued 1,590,909 shares of WEI Common Stock (or approximately 93% of the WEI Common Stock outstanding as of the effective time of the Merger) to certain limited partnerships of which MLCP or one of its affiliates is the general partner and a wholly owned subsidiary of Merrill Lynch & Co., Inc. (collectively, the "ML Investors").

     On January 31, 1994, WEI raised $30 million through the sales of shares of its Common Stock to certain of its share-holders, all of which are funds managed by MLCP. In connection with the sale and the concurrent restructuring of the Company's bank credit agreement, MLCP received a fee of $300,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.


THE COMPANY

     The common stock of the Company is the only outstanding class of its voting securities. WEI owns 10 shares, which represent 100% of the issued and outstanding shares of the Company's common stock. WEI's only business interest is its ownership of the Company. WEI's principal executive offices are located at c/o Wherehouse Entertainment, Inc., 19701 Hamilton Avenue, Torrance, California 90502-1334.


WEI

     The Common Stock, par value $0.01 per share of WEI (the "WEI Common Stock") is the only outstanding class of its voting secu-rities. The following table sets forth, as of April 1, 1994, the number and percentage of shares of WEI Common Stock beneficially owned by (i) each person known to WEI to be the beneficial owner of more than 5% of the outstanding shares of WEI Common Stock,
(ii) each director of the Company and WEI, (iii) each named executive officer, and (iv) all directors and executive officers of the Company and WEI as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as benefi-cially owned by them, subject to community property laws where applicable.



                                                 Number of
                                                  Shares          Percentage of
Name and Address                               Beneficially       Outstanding WEI
of Beneficial Owner                               Owned            Common Stock
- ----------------------------------------------------------------------------------
Merrill Lynch Capital Partners, Inc.(1)(2)      1,820,458              76.9%
   767 Fifth Avenue
   New York, New York 10153
Merrill Lynch & Co., Inc.(1)(3)                   452,269              19.1%
   250 Vesey Street
   North Tower - World Financial Center
   New York, New York 10281
Scott Young(4)                                    117,986               4.9%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Scott A. Hessler(5)                                 4,974               0.2%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Cathy L. Wood(6)                                    6,244               0.3%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Barbara C. Brown(7)                                21,147               0.9%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Kathy J. Ford(8)                                    6,138               0.3%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Jerry E. Goldress                                     ---               0.0%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
James J. Burke, Jr.(9)                                ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Gerald S. Armstrong(9)                                ---               0.0%
   Merrill Lynch & Co., Inc.
   250 Vesey Street
   North Tower - World Financial Center
   New York, New York 10281
Rupinder S. Sidhu(9)                                  ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Bradley J. Hoecker(9)                                 ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
All directors and executive officers
   as a group(10) (7 persons)                     157,630               6.5%




(1) Entities affiliated with Merrill Lynch & Co., Inc., including MLCP, beneficially own an aggregate of 2,272,727 shares, which represents approximately 96% of the outstand-ing WEI Common Stock.

(2) MLCP is a subsidiary of Merrill Lynch & Co., Inc. and an affiliate of MLPF&S. Shares of WEI Common Stock benefi-cially owned by MLCP are owned of record as follows:
     1,103,219 (46.6% of outstanding WEI Common Stock) by Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P.; 699,062 (29%) by ML Offshore LBO Partnership No. B-XXI; and 18,177 (0.8%) by MLCP Associates L.P. No. II. MLCP is the indirect managing general partner of Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and ML Offshore LBO Partnership No. B-XXI and the general partner of MLCP Associates L.P. No. II. The address for Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and MLCP Associates L.P. No. II is c/o MLCP, 767 Fifth Avenue, New York, New York 10153. The address for ML Offshore LBO Partnership No. B-XXI is P. O. Box 25, Roseneath, The Grange, St. Peter Port, Guernsey Channel Island, British Isles.

(3) Shares of WEI Common Stock beneficially owned by Merrill Lynch & Co., Inc., excluding shares beneficially owned by MLCP as set forth in note (2) above, are owned of record as follows: 429,542 (18.2% of outstanding WEI Common Stock) by ML IBK Positions, Inc.; and 22,727 (1%) by Merrill Lynch KECALP L.P. 1991. The address for each such record holder is 250 Vesey Street, North Tower - World Financial Center, New York, New York 10281.

(4) Includes 51,700 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Includes 11,226 shares of WEI Common Stock owned by Mr. Young which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 7,728 shares pledged to WEI as security for Mr. Young's Management Note (see Item 13 of this Annual Report).

(5) Includes 3,270 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable.

(6) Includes 3,260 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Includes 610 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 947 shares pledged to WEI as security for Ms. Wood's Management Note (see Item 13 of this Annual Report).

(7) Includes 9,900 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Includes 1,990 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 2,274 shares pledged to WEI as security for Ms. Brown's Management Note (see Item 13 of this Annual Report).

(8) Includes 3,639 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Includes 515 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 1,516 shares pledged to WEI as security for Ms. Ford's Management Note (see Item 13 of this Annual Report).

(9) Messrs. Burke, Armstrong, Sidhu and Hoecker are directors of the Company and WEI and officers of MLCP and Merrill Lynch & Co., Inc., and may be deemed to beneficially own all of the 2,272,727 shares of Common Stock beneficially owned by Merrill Lynch & Co., Inc. and MLCP. Messrs. Burke, Armstrong, Sidhu and Hoecker each disclaim beneficial ownership of these shares.

(10) Includes 72,569 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Includes 14,341 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 12,465 shares pledged to WEI as security for Management Notes.


PLEDGE OF COMMON STOCK OF THE COMPANY

     As security for the term facility and the revolving credit facility under the Bank Credit Agreement (see Item 7 of this Annual Report), the lenders thereunder have been granted (i) a first priority pledge by WEI of the capital stock of the Company and (ii) a first priority lien on all or substantially all of WEI's and the Company's assets other than sale inventory, except that mortgages on the real property and leaseholds owned, directly or indirectly, by the Company have not been granted and will be granted by the Company only as requested by Agent and Requisite Lenders (as defined in the Bank Credit Agreement). In addition, the Company is prohibited from granting a security interest on any of its unencumbered assets.

     If the Company fails to repay any of its outstanding indebt-edness to the lenders under the Bank Credit Agreement or if any other event of default should occur under the Bank Credit Agree-ment, the Banks may, among other things, foreclose on their security interest in the Company's capital stock and acquire control of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 31, 1994, certain existing stockholders of the Company (all of which were affiliated with Merrill Lynch & Co., Inc.) acquired 681,818 shares of WEI Common Stock from WEI for $30 million. In connection with the transaction and the restruc-turing of the Company's bank credit agreement, MLCP received a fee of $300,000. Four of the directors of the Company and WEI are executive officers of MLCP and Merrill Lynch & Co., Inc.

     In connection with the Acquisition described in Item 1 of this Annual Report, certain members of management (the "Manage-ment Investors") executed new non-recourse notes in exchange for notes originally executed by them in connection with their purchases of shares of WEI prior to the Acquisition. The following table sets forth the outstanding principal balance of the notes of each of the named executive officers (the "Manage-ment Notes"), which amounts have remained unchanged since the beginning of the last fiscal year. The Management Notes bear interest at the rate of 7% per annum:

               Name                Principal Balance

          Scott Young                   $340,000
          Scott A. Hessler                     0
          Cathy L. Wood                   41,533
          Barbara C. Brown                99,867
          Kathy J. Ford                   66,600
          Jerry E. Goldress                    0

     To secure repayment of the Management Notes, each maker pledged to WEI the number of shares of WEI Common Stock purchased by such maker with an original purchase price greater than or equal to 100% of the original principal amount of such maker's Management Note.

     Under a Stockholders' Agreement among WEI, certain Manage-ment Investors and certain other shareholders of the Company, a portion of the WEI Common Stock owned by the Management Investors is deemed to be "unvested" (the "Unvested WEI Common Stock"), and is currently held by WEI in trust for the benefit of the Manage-ment Investors.

     In connection with the Acquisition, approximately $18.75 million of the Merger consideration was deferred, and is subject to reduction to the extent that the Company incurs certain liti-gation costs, including costs relating to the McMahan, Thompson and Silverman actions described in Item 3 of this Annual Report. Currently, the balance of this deferred account (including interest thereon), net of costs incurred to date, approximates $19.3 million. Under the Stockholders' Agreement, "vesting" of the Unvested WEI Common stock will be based upon the percentage of such deferred amount which is actually paid to the selling parties in the Merger.

     The Stockholders' Agreement provides that any shares of Unvested WEI Common Stock remaining after the remaining deferred amounts have been fully distributed will be cancelled, and each Management Investor who would otherwise be entitled to such shares of Unvested WEI Common Stock (assuming they had vested) will have the right, exercisable within 90 days after the date of such cancellation, to purchase a number of shares of WEI Common Stock equal to the number of shares of Unvested WEI Common Stock so canceled, at a cash purchase price of $44 per share.

     Pursuant to the terms of the Stockholders' Agreement, all shares of WEI Common Stock purchased in connection with the Acquisition by the Management Investors or issued upon exercise of options are subject to certain restrictions on transfer and certain put and call arrangements in the event that the holder of such shares terminates his or her employment with WEI or any of its subsidiaries.

     Management Investors have the right to put their shares and options to WEI in the event of death, disability, retirement or termination without cause for a "fair value price" determined in good faith by the board of directors of WEI, less the applicable per share exercise price, in the case of options. WEI has the right to call shares and options held by a Management Investor if such Management Investor's employment terminates. In the event of termination without cause, death, disability or retirement, such call shall be exercisable at a price equal to the fair value price of the stock or options determined in good faith by the board of directors of WEI, less the applicable per share exercise price, in the case of options. In the event of termination for cause or voluntary resignation, such call shall be exercisable at a price equal to the lower of (i) the fair value price of the stock or options determined in good faith by the board of directors of WEI and (ii) $44 per share (the initial cost of such shares) plus interest thereon at 6.5% per annum, provided that the board of directors of WEI will consider increasing such call price (but not in excess of the fair value price of such stock or options, determined in good faith by the board of directors of
WEI) in the case of voluntary resignation, depending on the circumstances. Payments under the puts and calls are limited under the Bank Credit Agreement and the Indenture, as applicable. Under certain circumstances, WEI may issue junior subordinated notes in payment for all or a portion of the shares acquired under exercise of a put or call.

     Pursuant to the Stockholders Agreement, and in connection with the termination of Mr. Hessler's employment with WEI and the Company, WEI will repurchase all of Mr. Hessler's shares and vested options for an aggregate purchase price of $74,976 (based on a $44 per share fair value price).

     As part of the 1994 Re-engineering Plan, the Company entered into a management consulting agreement with Grisanti, Galef & Goldress whose chairman, Mr. Goldress, provided services first by leading the re-engineering project and then as an officer of the Company. The current agreement specifies monthly payments of $25,000. During fiscal 1994, $250,000 was paid under this agreement.

     The Company receives credit card processing services from First USA, Inc. under a three year agreement ending April 1996. Affiliates of MLCP held a controlling interest in First USA, Inc. until February 1993. During fiscal 1994, $1,742,000 was paid under this agreement.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Documents filed as part of this report.

     1.   Financial statements.

     See Index to Financial Statements and Financial Statement
Schedules which appears on page F-0 hereof.

     2.   Financial statement schedules.

     See Index to Financial Statements and Financial Statement
Schedules which appears on page F-0 hereof.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consoli-dated financial statements or related notes.

     3.   Exhibits

           2.1 Merger Agreement, dated as of May 5, 1992, by and among Grammy Corp., WEI, the Company and A&S. Incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K dated May 6, 1992.

           3.1      Restated Certificate of Incorporation of the
                    Company.  Incorporated be reference to
                    Exhibit 3.1 of the Company's Annual Report on
                    Form 10-K for the year ended January 31, 1988
                    (the "1988 Report").

           3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the 1988 Report.

           3.3 Restated Certificate of Incorporation of WEI. Incorporated by reference to Exhibit 2.2 of the Company's Registration statement on Form S-1, Registration No. 335166 (the "Registra-tion Statement").

           3.4      By-laws of WEI.  Incorporated by reference to
                    Exhibit 3.4 of the Registration Statement.

           4.1 Indenture, dated as of June 15, 1986, between the Company and Bank of America National Trust and Savings Association. Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-2, Registra-tion No. 33-6485.

           4.2 First Supplemental Indenture, dated as of February 11, 1988, between the Company and Bank of America National Trust and Savings Association. Incorporated by reference to
                    Exhibit 4.2 of the 1988 Report.

           4.3      Specimen of 13% Senior Subordinated Notes due
                    2002, Series B. Incorporated by reference to
                    Exhibit 4.3 of the Registration Statement.

           4.4 Indenture, dated as of June 11, 1992, among Grammy Corp., the Company and the Trustee relating to the Notes. Incorporated by reference to Exhibit 4(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (the "1992 10-Q").

           4.5 Supplemental Indenture, dated as of June 11, 1992, among the Company, WEI and the Trustee relating to the Notes. Incorporated by reference to Exhibit 4.5 of the Registration Statement.

           4.6 Securities Purchase Agreement, dated as of June 11, 1992, among Grammy Corp., the Company and the purchasers of the Old Notes. Incorporated by reference to Exhibit 4(f) of the 1992 10-Q.

           4.7 Securities Purchase Assumption Agreement, dated as of June 11, 1992, executed by the Company and WEI. Incorporated by reference to Exhibit 4.7 of the Registration Statement.

           4.8 Registration Rights Agreement, dated as of June 11, 1992, among Grammy Corp., the Company and the purchasers of the Old Notes. Incorporated by reference to Exhibit 4(g) of the 1992 10-Q.

           4.9 Registration Rights Assumption Agreement, dated as of June 11, 1992, executed by the Company and WEI relating to the Old Notes. Incorporated by reference to Exhibit 4.9 of the Registration Statement.

          10.1*     Employment Agreement, dated as of June 11,
                    1992, between the Company and Scott Young.

          10.2* Fiscal 1991 Corporate Incentive Compensation Plan. Incorporated by reference to Exhibit
                    10.4 of the Company's Annual Report for the year ended January 31, 1991 (the "1991 Report").

          10.3* Fiscal 1992 Corporate Incentive Compensation Plan. Incorporated by reference to Exhibit
                    10.3 of the Company's Annual Report for the year ended January 31, 1992 (the "1992 Report").

          10.5 Office lease dated as of October 23, 1985, by and between the Company, as lessee, and Patrician Associates, Inc. and OMA Harbor Tech H. Associates, as lessors. Incorporated by reference to the Company's Report on Form 10-K for the seven months ended January 31, 1986.

          10.6      Single Tenant Industrial Lease, dated
                    November 5, 1991, by and between Watson Land
                    Company, as lessor, and the Company, as
                    lessee. Incorporated by reference to Exhibit
                    10.6 of the 1992 Report.

          10.10* WEI Holdings, Inc. 1988 Employee Stock Purchase and Option Plan. Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended January 31, 1989.

          10.11*    WEI Holdings, Inc. 1990 Employee Stock
                    Purchase and Option Plan. Incorporated by reference to Exhibit 10.37 of the 1991
                    Report.

          10.12*    Escrow Agreement, dated June 11, 1992, among
                    A&S, as Representative, WEI and Chase Manhat-tan Bank, N.A., as Escrow Agent. Incorporated by reference to Exhibit 10.24 of the Registration Statement.

          10.13 ML Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the ML Investors listed in Schedule I thereto. Incorporated by reference to Exhibit 10.25 of the Registration Statement.

          10.14* Management Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the Management Investors listed on the signature pages thereto. Incorporated by reference to Exhibit 10.26 of the Registra-tion Statement.

          10.15 Form of Management Note. Incorporated by reference to Exhibit 10.27 of the Registra-tion Statement.

          10.16 Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.28 of the Regis-tration Statement.

          10.17* Stockholders' Agreement, dated as of June 11, 1992, among WEI, the Management Investors listed in Schedule I thereto and the ML Investors listed in Schedule II thereto. Incorporated by reference to Exhibit 10.29 of the Registration Statement.

          10.18*    WEI Management Stock Option Plan, effective
                    June 11, 1992.  Incorporated by reference to
                    Exhibit 10.30 of the Registration Statement.

          10.19* Form of Incentive Option Agreement. Incorpo-rated by reference to Exhibit 10.31 of the Registration Statement.

          10.20* Form of Performance Option Agreement. Incor-porated by reference to Exhibit 10.32 of the Registration Statement.

          10.21 Bank Credit Agreement, dated as of June 11, 1992, among the Company, WEI and Bankers Trust Company, as Agent and Heller Financial, Inc. as Co-Agent, including all exhibits thereto. Incorporated by reference to
                    Exhibit 4(a) of the 1992 10-Q.

          10.22 Borrower Security Agreement, dated as of June 11, 1992, by and between the Company and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incor-porated by reference to Exhibit 4(b) of the 1992 10-Q.

          10.23 Holdings Security Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incorporated by reference to Exhibit 4(c) of the 1992 10-Q.

          10.24 Holdings Pledge Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for a representative of the Lenders. Incorporated by reference to Exhibit 4(d) of the 1992 10-Q.

          10.25 First Amendment to Credit Agreement dated November 17, 1992, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to
                    Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended January 31, 1993 (the "1993 Report").

          10.26 Second Amendment to Credit Agreement dated August 17, 1993, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to
                    Exhibit 10.44 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended
                    July 31, 1993 (the "1993 10-Q").

          10.27** Third Amendment to Credit Agreement dated January 27, 1994, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust.

          10.28*    Employment Agreement, dated as of September
                    1, 1992, between the Company and Scott
                    Hessler.  Incorporated by reference to
                    Exhibit 10.37 of the 1993 Report.

          10.29*    Fiscal 1993 Corporate Incentive Compensation
                    Plan.  Incorporated by reference to Exhibit
                    10.41 of the 1993 Report.

          10.30 Master Lease Agreement dated October 13, 1992, between United States Leasing Corpora-tion, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit 10.42 of the 1993 Report.

          10.31     Equipment Lease Agreement dated December 21,
                    1992, between General Electric Capital
                    Corporation, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit
                    10.43 of the 1993 Report.

          10.32** Agreement of Purchase and Sale, dated as of May 10, 1993, between the Company and The
                    Record Shop, Inc.

          10.33**   First Amendment to Agreement of Purchase and
                    Sale, dated as of May 28, 1993, between the Company and The Record Shop, Inc.

          10.34**   Second Amendment to Agreement of Purchase and
                    Sale, dated as of June 18, 1993, between the Company and The Record Shop, Inc.

          10.35**   Third Amendment to Agreement of Purchase and
                    Sale, dated as of June 21, 1993, between the Company and The Record Shop, Inc.

          10.36** Agreement of Purchase and Sale, dated as of November 19, 1993, between the Company and
                    Pegasus Music and Video, Inc. and Kevin S.
                    Garn.

          10.37**   First Amendment to Agreement of Purchase and
                    Sale, dated as of January 14, 1994, between the Company and Pegasus Music and Video, Inc.
                    and Kevin S. Garn.

          10.38**   Separation from Employment Agreement and
                    Mutual General Release, dated April 28, 1994, between the Company and Scott A. Hessler.

          10.39*    Fiscal 1994 Corporate Incentive Compensation
               **   Plan.

          12.1** Computation of ratio of earnings to fixed charges.

          21.1**    Subsidiaries of the Company and WEI.




_______________

     *    Management contract or compensatory plan or arrangement

     **   Filed herewith

     (b)  Current Reports on Form 8-K.

          A current report on Form 8-K, dated June 24, 1993, was filed by the Company with the Securities and Exchange Commission on July 6, 1993 to report under "Item 5 - Other Events" the
Company's acquisition of certain assets.

          A current report on Form 8-K, dated January 14, 1994, was filed by the Company with the Securities and Exchange Commis-sion on January 28, 1994 to report under "Item 5 - Other Events" the Company's acquisition of certain assets.

          A current report on Form 8-K, dated January 31, 1994, was filed by the Company with the Securities and Exchange
Commission on February 8, 1994 to report the contribution of $30,000,000 of equity capital and the impact of an earthquake in the Company's markets.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                   WEI HOLDINGS, INC.

Date:  May 16, 1994            By:   /s/ Scott Young
                                   -----------------------------
                                   Scott Young
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive
                                   Officer)

                                   WHEREHOUSE ENTERTAINMENT, INC.

Date:  May 16, 1994            By:   /s/ Scott Young
                                   ------------------------------
                                   Scott Young
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive
                                   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

                      WEI HOLDINGS, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Scott Young          Chairman of the Board,     May 16, 1994
- ------------------------  Chief Executive Officer
Scott Young               and Director
                          (Principal Executive
                          (Officer)

 /s/ Cathy L. Wood        Senior Vice President,     May 16, 1994
- ------------------------  Chief Financial Officer
Cathy L. Wood             and Secretary
                          (Principal Financial
                          Officer)

/s/ Kathy J. Ford        Vice President, Controller  May 16, 1994
- ------------------------ (Principal Accounting
Kathy J. Ford            Officer)


 /s/ James J. Burke, Jr.  Director                   May 16, 1994
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                   May 16, 1994
- ------------------------
Gerald S. Armstrong


/s/ Rupinder S. Sidhu     Director                   May 16, 1994
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                   May 16, 1994
- ------------------------
Bradley J. Hoecker


                   WHEREHOUSE ENTERTAINMENT, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Scott Young          Chairman of the Board,     May 16, 1994
- ------------------------  Chief Executive Officer
Scott Young               and Director
                          (Principal Executive
                          (Officer)

 /s/ Cathy L. Wood        Senior Vice President,     May 16, 1994
- ------------------------  Chief Financial Officer
Cathy L. Wood             and Secretary
                          (Principal Financial
                          Officer)


/s/ Kathy J. Ford         Vice President, Controller May 16, 1994
- ------------------------  (Principal Accounting
Kathy J. Ford             Officer


 /s/ James J. Burke, Jr.  Director                   May 16, 1994
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                   May 16, 1994
- ------------------------
Gerald S. Armstrong


/s/ Rupinder S. Sidhu     Director                   May 16, 1994
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                   May 16, 1994
- ------------------------
Bradley J. Hoecker


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to the security holders of either of the registrants.



<page-F-0>
                   WHEREHOUSE ENTERTAINMENT, INC.

                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES


                         January 31, 1994

                            CONTENTS

Report of Independent Auditors...............................F-1

Financial Statements

Balance Sheets at January 31, 1994 and 1993 (Company)........F-2
Statements of Operations for the year ended
  January 31, 1994 (Company) and the Eight (Company)
  and Four Month (Predecessor) Periods ended
  January 31, 1993 and May 31, 1992, respectively,
  and for the year ended January 31, 1992 (Predecessor)......F-4
Statements of Changes in Shareholder's Equity for the
  year ended January 31, 1994 (Company) and the Eight
  (Company) and Four Month (Predecessor) Periods ended
  January 31, 1993 and May 31, 1992, respectively, and
  for the year ended January 31, 1992 (Predecessor)..........F-5
Statements of Cash Flows for the year ended January 31,
  1994 (Company) and the Eight (Company) and Four Month (Predecessor) Periods ended January 31, 1993 and
  May 31, 1992, respectively, and for the year ended
  January 31, 1992 (Predecessor).............................F-6
Notes to Financial Statements ...............................F-8


Financial Statements Schedules for the year ended January 31,
1994 (Company) the Eight (Company) and Four Month (Predecessor)
Periods ended January 31, 1993 and May 31, 1992, respectively, and for the year ended January 31, 1992 (Predecessor)

V       Property, Plant and Equipment........................F-24
VI      Accumulated Depreciation and Amortization
          of Property, Plant and Equipment...................F-26
VIII    Valuation and Qualifying Accounts....................F-28
IX      Short-term Borrowings................................F-29
X       Supplementary Income Statement Information...........F-30

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements.

<page-F-1>
                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wherehouse Entertainment, Inc.

We have audited the accompanying balance sheets of Wherehouse Entertainment, Inc. as of January 31, 1994 and 1993 (Company) and the related statements of operations, shareholder's equity, and cash flows for the year ended January 31, 1994 and the eight months ended January 31, 1993 (Company), the four months ended May 31, 1992 and the year ended January 31, 1992 (Predecessor). Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1994 and 1993 (Company), and the results of its operations and its cash flows for the year ended January 31, 1994, the eight months ended January 31, 1993 (Company), the four months ended May 31, 1992 and for the year ended January 31, 1992 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


April 22, 1994


<page-F-2>

                      WHEREHOUSE ENTERTAINMENT, INC.
                             BALANCE SHEETS

                                             January 31
                                         1994          1993
                                     ----------------------------
Assets (Note 5)
Current assets:
  Cash                               $  3,120,000   $  4,462,000
  Receivables                           2,802,000      3,889,000
  Taxes receivable                      5,000,000        445,000
  Merchandise inventory               113,592,000    110,457,000
  Deferred income taxes (Note 7)        4,402,000      4,517,000
  Other current assets                  2,573,000      2,453,000
                                     ----------------------------
Total current assets                  131,489,000    126,223,000

Rental inventory, net of
  accumulated amortization of
  $38,966,000 (1994) and
  $14,703,000 (1993)                   11,689,000     32,305,000

Equipment and improvements,
  at cost (Note 5):
  Leasehold improvements               25,136,000     21,469,000
  Data processing equipment and
    software                           19,813,000     25,788,000
  Store and office fixtures and
    equipment                          20,273,000     23,402,000
  Buildings and improvements            1,495,000      2,641,000
  Land                                    683,000      2,801,000
                                     ----------------------------
                                       67,400,000     76,101,000
Accumulated depreciation and
  amortization                         20,239,000     13,257,000
                                     ----------------------------
                                       47,161,000     62,844,000

Intangible assets:
  Excess of cost over fair value
    of net assets acquired, net
    of accumulated amortization
    of $5,873,000 (1994) and
    $2,315,000 (1993)                 142,932,000    137,212,000
  Financing costs and leasehold
    interests, net of accumulated
    amortization of $1,226,000 (1994)
    and $1,813,000 (1993)               9,905,000     14,613,000
                                     ----------------------------
                                      152,837,000    151,825,000
Deferred income taxes (Note 7)          6,774,000              -
Other assets                            1,425,000      1,183,000
                                     ----------------------------
Total assets                         $351,375,000   $374,380,000
                                     ============================

See accompanying notes.

<page-F-3>

                      WHEREHOUSE ENTERTAINMENT, INC.
                             BALANCE SHEETS
                                             January 31
                                         1994          1993
                                     ----------------------------
Liabilities and shareholder's
  equity
Current liabilities:
  Short-term borrowings (Note 4)     $  4,000,000   $  6,550,000
  Accounts payable and bank
    overdraft                          80,935,000     70,180,000
  Interest payable                      8,122,000      8,530,000
  Sales taxes payable                   3,025,000      8,103,000
  Other accrued expenses               22,781,000     22,825,000
  Current portion of capital
    lease obligations and
    long-term debt (Note 5)             7,772,000     10,562,000
                                     ----------------------------
Total current liabilities             126,635,000    126,750,000

Long-term debt (Note 5)               163,699,000    171,006,000

Other long-term liabilities             7,426,000      2,523,000

Convertible subordinated
  debentures (Note 6)                   3,635,000      3,563,000

Deferred income taxes (Note 7)                  -      8,008,000

Commitments and contingencies
  (Notes 8, 9 and 10)


Shareholder's equity:
  Common stock, $.01 par value,
    1,000 shares authorized,
    10 issued and outstanding                   -              -
  Additional paid-in capital           95,855,000     66,346,000
  Accumulated deficit                 (45,875,000)    (3,816,000)
                                     ----------------------------
Total shareholder's equity             49,980,000     62,530,000
                                     ----------------------------
Total liabilities and
  shareholder's equity               $351,375,000   $374,380,000
                                     ============================

<page-F-4>

                                      WHEREHOUSE ENTERTAINMENT, INC.
                                         STATEMENTS OF OPERATIONS
                                      Company                          Predecessor
                             ----------------------------      --------------------------
                                             Eight Months      Four Months
                             Year Ended          Ended            Ended      Year Ended
                             January 31,      January 31,        May 31,    January 31,
                                1994              1993             1992           1992
                             ----------------------------      --------------------------
Sales                        $380,202,000    $249,113,000      $105,349,000  $358,598,000
Rental Revenue                 91,584,000      64,293,000        29,762,000    98,765,000
                             ----------------------------      --------------------------
                              471,786,000     313,406,000       135,111,000   457,363,000

Cost of sales                 247,997,000     155,172,000        66,904,000   225,527,000
Cost of rentals, including
  amortization                 50,837,000      24,805,000         7,272,000    30,913,000
                             ----------------------------      --------------------------
                              298,834,000     179,977,000        74,176,000   256,440,000

Selling, general and
  administrative expenses     196,622,000     122,877,000        59,851,000   179,061,000
Restructuring charges
  (Note 2)                     14,259,000               -                 -             -
                             ----------------------------      --------------------------
(Loss) income from
  operations                  (37,929,000)     10,552,000         1,084,000    21,862,000

Interest expense               23,525,000      15,703,000         4,928,000    18,052,000
Other income                     (318,000)        (44,000)           (9,000)     (138,000)
                             ----------------------------      --------------------------
                               23,207,000      15,659,000         4,919,000    17,914,000
                             ----------------------------      ------------   -----------
(Loss) income before
  income taxes                (61,136,000)     (5,107,000)       (3,835,000)    3,948,000
                             ----------------------------      --------------------------

(Benefit) provision for
  income taxes (Note 7)       (19,077,000)     (1,291,000)       (1,859,000)    1,025,000
                             ----------------------------      --------------------------
(Loss) income before
  extraordinary item          (42,059,000)     (3,816,000)       (1,976,000)    2,923,000

Extraordinary item less
  income taxes (Note 1)                 -               -         4,526,000             -
                             ----------------------------      --------------------------
Net (loss) income            $(42,059,000)  $  (3,816,000)     $ (6,502,000)  $ 2,923,000
                             ============================      ==========================




See accompanying notes.

<page-F-5>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                   STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                             Common Stock      Additional
                             .01 Par Value      Paid-In        Accumulated
                           Shares    Amount     Capital           Deficit        Total
                         -----------------------------------------------------------------
Predecessor:
 Balance, January 31, 1991    10     $    -    $ 22,500,000   $(21,266,000)   $ 1,234,000
    Capital contribution       -          -       1,147,000              -      1,147,000
    Accretion of
      redeemable stock
      purchase warrants        -          -               -     (1,296,000)    (1,296,000)
    Dividend                   -          -               -       (272,000)      (272,000)
    Net income                 -          -               -      2,923,000      2,923,000
                         -----------------------------------------------------------------
 Balance, January 31, 1992    10          -      23,647,000    (19,911,000)     3,736,000
    Accretion of
      redeemable stock
      purchase warrants        -          -               -       (324,000)      (324,000)
    Net loss                   -          -               -     (6,502,000)    (6,502,000)
                        -----------------------------------------------------------------
 Balance, May 31, 1992        10     $    -    $ 23,647,000   $(26,737,000)   $(3,090,000)
                         =================================================================

Company:
 Balance, June 1, 1992         -     $    -    $          -   $          -    $         -
    Issuance of common
      stock                   10          -      65,966,000              -     65,966,000
    Capital contribution       -          -         380,000              -        380,000
    Net loss                   -          -               -     (3,816,000)    (3,816,000)
                         -----------------------------------------------------------------
 Balance, January 31, 1993    10          -      66,346,000     (3,816,000)    62,530,000
    Capital contribution       -          -      30,000,000              -     30,000,000
    Dividend                   -          -        (491,000)             -       (491,000)
    Net loss                   -          -               -    (42,059,000)   (42,059,000)
                         -----------------------------------------------------------------
 Balance, January 31, 1994    10      $   -     $95,855,000   $(45,875,000)   $49,980,000
                         =================================================================


See accompanying notes.

<page-F-6>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                              STATEMENTS OF CASH FLOWS
                                           Company                     Predecessor
                                 ---------------------------   --------------------------
                                                Eight Months   Four Months
                                  Year Ended        Ended          Ended     Year Ended
                                  January 31,    January 31,      May 31,    January 31,
                                     1994           1993           1992         1992
                                 ----------------------------  --------------------------

Operating activities
Net (loss) income                $ (42,059,000) $  (3,816,000) $ (6,502,000) $  2,923,000
Adjustments to reconcile net
  (loss) income to net cash
  provided by (used in)
  operating activities:
    Depreciation and
      amortization                  70,530,000     33,197,000    11,911,000    41,082,000
    Extraordinary item -
      write-off of unamortized
      acquisition financing costs            -              -     5,430,000             -
    Book value of rental
      inventory dispositions         6,983,000      8,251,000     2,669,000    13,104,000
    Noncash portion of
      restructuring charges         13,590,000              -             -             -
    Other                               32,000         62,000         9,000        99,000
    Deferred taxes                 (14,667,000)    (3,395,000)   (1,738,000)   (6,091,000)
    Changes in operating assets
      and liabilities:
        Receivables                  1,087,000        206,000    (2,400,000)     (491,000)
        Taxes receivable            (4,555,000)             -             -      (190,000)
        Merchandise inventory       (3,135,000)   (23,423,000)     (224,000)   (2,966,000)
        Other current assets          (750,000)       394,000      (458,000)     (524,000)
        Accounts payable, accrued
          expenses and other
          liabilities               10,279,000     37,259,000   (27,896,000)   13,610,000
        Rental inventory
          purchases                (30,222,000)   (20,294,000)   (7,917,000)  (31,044,000)
                                 ----------------------------  --------------------------
Net cash provided by (used in)
  operating activities               7,113,000     28,441,000   (27,116,000)   29,512,000

Investing activities
Payment for purchase of Company,
  net of cash acquired                       -   (125,796,000)            -             -
Proceeds from sale of assets         1,042,000              -             -             -
Acquisition of property,
  equipment and improvements       (11,784,000)    (6,374,000)   (2,935,000)  (11,717,000)
Purchase of certain assets of
  The Record Shop, Inc.             (6,745,000)             -             -             -
Purchase of certain assets of
  Pegasus Music and Video, Inc.     (5,502,000)             -             -             -
(Increase) decrease in other
  assets and intangibles            (1,844,000)    (1,028,000)       39,000    (2,507,000)
                                 ----------------------------  --------------------------
Net cash used in investing
  activities                       (24,833,000)  (133,198,000)   (2,896,000)  (14,224,000)

<page-F-7>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                              STATEMENTS OF CASH FLOWS
                                                     (continued)
                                           Company                     Predecessor
                                 ---------------------------   --------------------------
                                                Eight Months   Four Months
                                  Year Ended        Ended          Ended     Year Ended
                                  January 31,    January 31,      May 31,    January 31,
                                     1994           1993           1992         1992
                                 ----------------------------  --------------------------
Financing activities
Short-term borrowings
  (payments), net                $  (2,550,000) $ (19,527,000) $ 37,700,000  $ (3,900,000)
Long-term debt                               -    175,000,000             -             -
Principal payments on
  capital lease obligations
  and long-term debt               (10,582,000)  (116,907,000)   (3,462,000)  (13,315,000)
Subordinated debenture
  redemptions                                -              -             -      (550,000)
Equity contribution                 30,000,000     70,273,000
Capital contribution                         -        380,000             -     1,147,000
Dividend paid to WEI
  Holdings, Inc.                      (490,000)             -             -      (272,000)
                                 ----------------------------  --------------------------
Net cash provided by (used
  in) financing activities          16,378,000    109,219,000    34,238,000   (16,890,000)
                                 ----------------------------  --------------------------
Net increase (decrease) in
  cash                              (1,342,000)     4,462,000     4,226,000    (1,602,000)
Cash at beginning of period          4,462,000              -       171,000     1,773,000
                                 ----------------------------  --------------------------
Cash at end of period            $   3,120,000  $   4,462,000  $  4,397,000  $    171,000
                                 ============================  ==========================

Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
      Interest                   $  22,448,000  $   5,643,000  $  4,271,000  $ 16,648,000
      Income taxes                     164,000        (63,000)    4,762,000     4,209,000

Supplemental disclosure of noncash investing and financing activities:
  Capital lease obligations of $483,000 in the twelve months ended January 31, 1994,
    $3,545,000 in the eight months ended January 31, 1993 and $3,323,000 in fiscal 1992 were incurred when the Company entered into leases for equipment.
  The Company recorded accretion of redeemable stock purchase warrants in the amounts of $324,000 during the four months ended May 31, 1992 and $1,296,000 in fiscal 1992.

See accompanying notes.

<page-F-8>
                      WHEREHOUSE ENTERTAINMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           (January 31, 1994)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On June 11, 1992, the Company was acquired by the purchase of all of WEI Holdings, Inc.'s (WEI) ownership interest in the Predeces-sor by certain affiliates of Merrill Lynch Capital Partners, Inc.
(MLCP) (the Acquisition). The consideration paid to acquire the Company, net of cash acquired, consisted of $70.3 million in equity cash contributions and $55.5 million in incremental borrowings. WEI accounted for the transaction under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial state-ments. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1992. Certain members of management had ownership in WEI. Therefore, according to EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions", the net assets acquired were recorded at the reinvesting share-holders' carryover basis. The purchase price, net of the carryover basis equity adjustment of $7,367,000, was allocated to assets and liabilities based on their respective fair values at June 1, 1992, as adjusted, resulting in an opening shareholder's equity of $65,966,000. WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of MLCP (92.4%) and certain members of management (7.6%) on a fully diluted basis. Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.

Financial statements of the Company prior to the Acquisition are designated as "Predecessor".

Unaudited pro-forma consolidated revenues for the year ended January 31, 1993, assuming the Acquisition occurred on February 1, 1992, would have been $448,517,000. Pro forma net loss before extraordinary item for the year ended January 31, 1993, including adjustments for amortization of asset value changes based on fair value adjustments, amortization of the excess cost over fair value of assets acquired, and interest expense related to acqui-sition indebtedness and the elimination of nonrecurring expenses related to the Acquisition, would have been $5,978,000.

<page-F-9>

Extraordinary Item

The extraordinary item in the four month period ended May 31, 1992 represents the write-off of unamortized financing costs and prepayment penalties associated with the repayment of debt of the Predecessor that was refinanced at the time of the Acquisition. The loss was $4,526,000, net of an income tax benefit of $3,035,000.

Principles of Consolidation

The consolidated financial statements of the Predecessor include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Inventory

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory consists primarily of resaleable prerecorded music, videocassettes, video games and other products.

Rental Inventory

In the fourth quarter of fiscal 1994, the Company accelerated the amortization of rental inventory by switching to a more accelerated method which eliminated the use of the half-year convention and salvage values. Rental inventory continues to be amortized over a period of two years for video games and three years for video cassettes. In adopting the more accelerated amortization, the Company recorded a charge of $20,268,000 to reduce the carrying value of existing rental inventory. The charge was accounted for as a change in estimate and was recorded as additional amortization expense included in "cost of rentals" on the accompanying statement of operations. In addition, the Company sells rental cassettes and games in excess of ongoing needs after the initial rental period at prices which are often less than net book value. The sell-through of such rental inventory in the year purchased results in additional amortiza-tion, which is included in the cost of rentals. Although rental inventory generates a portion of the Company's current revenue and cash flow, the rental inventory is classified as a noncurrent asset because not all inventory is expected to be realized as cash or sold in the normal business cycle.


<page-F-10>

Depreciation and Amortization

Depreciation and amortization of equipment and leasehold improve-
ments is computed on the straight-line method over the following periods:
                                                  Years
                                                ---------
     Leasehold improvements                      2 - 12 *
     Data processing equipment and software        5
     Store and office fixtures and equipment     5 - 10
     Buildings and improvements                  5 - 10

     *  Amortization over related lease periods

Leasehold Interests

Leasehold interests and over-market leasehold liabilities are amortized on the straight-line method over the estimated remain-ing lease terms of the related store operating leases which vary from 2 to 12 years.

Excess of Cost Over Fair Value of Net Assets Acquired

Excess cost over the fair value of net assets acquired (or good-will) generally is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

Financing Costs

Financing costs are amortized using the effective interest rate method over the terms of the related financing which varies with the terms of the related agreement.


<page-F-11>

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

Earnings per Share

Earnings per share are omitted for the Company since it is a wholly-owned subsidiary of WEI.

Reclassifications

Certain reclassifications of balances have been made to the 1993 amounts to conform to the 1994 presentation.


2.   RESTRUCTURING CHARGES

In response to an increasingly competitive retail environment, the Company began a "re-engineering" project during fiscal 1994 in order to lower costs and provide greater value at lower prices to customers. As part of this project, the Company identified required changes in systems and operations and, therefore, assessed the realizable value of certain assets and the cost of restructuring measures. As a result, in the fourth quarter of fiscal 1994, $14,259,000 in restructuring charges were recorded that included the write off of $8,167,000 in equipment, property and improvements, $3,472,000 in beneficial leasehold interests and $721,000 in other assets as well as the recognition of $1,899,000 for severance payments for employees terminated before January 31, 1994, consultants fees and other costs related to re-engineering. Other accrued expenses at January 31, 1994 includes $1,230,000 related to the restructuring charges which is expected to be disbursed in the next year.



<page-F-12>

3.   ACQUISITIONS

During June 1993 and January 1994, the Company agreed to acquire up to 31 store locations (17 at the initial closing) and related assets of The Record Shop, Inc. (Record Shop) and 15 from Pegasus Music & Video, Inc. (Pegasus), respectively. The aggregate consideration for transferred assets, without inventory, was approximately $6,745,000 for Record Shop and $5,502,000 for Pegasus. The Company accounted for the transactions using the purchase method of accounting. Included in the statement of operations for the Company are the results of all Record Shop stores and Pegasus stores acquired, effective June 24, 1993 and January 14, 1994, respectively, as well as additional stores operated under management contract for the benefit of the Company. The purchase price of each acquisition was allocated to property and equipment, beneficial leaseholds, and store trade name, with the remainder ($4,722,000 - Record Shop and $4,532,000
- - Pegasus) recorded as excess cost of over fair value of net assets acquired. Aggregate revenues of the acquired companies from the date of acquisition was $11,768,000. The net effect of the consolidated operations was not significant.


4.   NOTES PAYABLE AND CREDIT ARRANGEMENTS WITH FINANCIAL
     INSTITUTIONS

As of January 31, 1994, the Company had a $45,000,000 revolving line of credit, under a credit agreement, with the same lenders that provided the variable rate term note (Note 5).

The revolving line of credit expires January 31, 1998, is subject to the same covenants as the term note and is collateralized by all of the Company's assets except merchandise inventory and by a pledge by WEI of all the Company's capital stock. Borrowings bear interest at the rates and terms described for the term note. In addition, the credit agreement provides for a "clean down" period during each fiscal year, whereby all borrowings must be repaid. The Company did not satisfy the "clean down" period during the year ended January 31, 1994 and obtained a waiver with respect thereto from its lenders.

The Company also has a letter of credit facility which provides up to $5,000,000 of letters of credit to be outstanding. Issuance of the letters of credit serves to reduce the total available borrowings under the revolving line of credit. At January 31, 1994, the Company had $400,000 of letters of credit outstanding.

<page-F-13>

5.   LONG-TERM DEBT

Long-term debt is summarized as follows:

           Descriptions                  1994          1993
- ----------------------------------------------------------------

10-5/8% promissory note              $  1,927,000  $  1,962,000
Variable rate term note                56,000,000    65,000,000
13% senior subordinated notes         110,000,000   110,000,000
Other                                     224,000       250,000
Capital lease obligations (Note 8)      3,320,000     4,356,000
                                     ---------------------------
                                      171,471,000   181,568,000
Less current portion                   (7,772,000)  (10,562,000)
                                     ---------------------------
                                     $163,699,000  $171,006,000
                                     ---------------------------

Long-term debt matures as follows:

    1995                                           $  7,772,000
    1996                                              9,811,000
    1997                                             19,645,000
    1998                                             23,748,000
    1999                                                253,000
    Thereafter                                      110,242,000
                                                  -------------
    Total                                          $171,471,000
                                                  =============

Required payments on capital lease obligations are disclosed in
Note 8.

10-5/8% Promissory Note: The original amount of $2,800,000 is payable in monthly installments of $20,000 (including principal and interest) through December 1, 1996, at which time the remain-ing principal balance is due. The note is collateralized by a deed of trust on land and building with a net book value of approximately $3,527,000 at January 31, 1994.


<page-F-14>

Variable Rate Term Note: The Company's credit agreement, result-ing from the Acquisition, provides for a variable rate term note which bears interest at prime rate plus 1-1/2% or Eurodollar Rate plus 3%. These interest rates are subject to a discount based on the Company's ability to maintain certain leverage ratios. At January 31, 1994, the Company's borrowing rates ranged from 6.13% to 7.5%. Interest on the term note is payable quarterly. The Company has an interest rate protection agreement with a major financial institution covering 40% of the outstanding balance of the term note at January 31, 1994. The agreement limits net interest costs to the Company to a ceiling of 9-1/8% with respect to the balances covered by the agreement. The Company is exposed to credit loss in the event of nonperformance by other parties to the interest rate protection agreement. However, the Company does not anticipate nonperformance by the counterparties.

The credit agreement was amended on January 27, 1994 to revise certain financial covenants and provide the Company with additional flexibility. In connection with this amendment, MLCP received a fee of $300,000.

This note is collateralized by all of the Company's assets except merchandise inventory and by a pledge by WEI of all the Company's capital stock. Principal payments are due in quarterly install-ments and in the following aggregate annual amounts: $7,000,000 in fiscal 1995, $9,000,000 in fiscal 1996, $17,000,000 in fiscal
1997 and $23,000,000 in fiscal 1998.

13% Senior Subordinated Notes: The notes are due August 2002 with interest payable semi-annually. The notes are noncallable prior to August 1, 1997 and require sinking fund payments of $27,500,000 in August 2000 and 2001.

WEI and MLCP are affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). In connection with the original sale of the senior subordinated notes as part of the Acquisition, MLPF&S received a fee of $3,850,000 with respect to its activities as placement agent. In addition, in connection with the Acquisition, MLCP received a fee of $2,500,000 plus reimbursement of expenses of $135,000 from the Company.


<page-F-15>

Financial Covenants

The variable rate term note, as amended, and the 13% senior subordinated notes agreements include various restrictive covenants, including covenants requiring the maintenance of certain financial ratios such as minimum consolidated adjusted EBITDAV, maximum leverage, and minimum fixed charge coverage.
The Company also must comply with limitations on dividends, capital expenditures, transactions with affiliates, capital lease borrowings and other indebtedness. The restrictive covenants were amended January 27, 1994 and the Third Amendment and Limited Waiver to Credit Agreement. At January 31, 1994, the Company was in compliance with all such amended covenants.

The fair values of the Company's capital lease obligations, long-term debt, short-term borrowings, convertible subordinated debentures and related interest rate protection agreement as of January 31, 1994 are estimated to be the same as the amounts reported for such debt in the Company's balance sheet at that date. The Company's debt was primarily entered into in conjunc-tion with the Acquisition; the short-term borrowings and variable rate term note are subject to repricing under variable interest rate provisions.


6.   CONVERTIBLE SUBORDINATED DEBENTURES

In 1986, the Predecessor issued $50,000,000 of 6-1/4% convertible subordinated debentures due in 2006.

In conjunction with a prior acquisition of the Predecessor in 1988, the Predecessor and its Trustee for the convertible subordinated debentures entered into a First Supplemental Indenture, which provides that convertible subordinated debenture holders may convert their debentures into cash and have no other rights under the indenture to convert their debentures into common stock of the Company. As a result of the 1988 Acquisi-tion, the subordinated debentures were discounted to fair value. No adjustment was made to the carrying value as a result of the June 1992 Acquisition. The remaining discount is amortized by the interest method over the term of the debentures. When the debentures are redeemed, the discount is considered a reduction in the payment amount and is included in current earnings in the year of redemption. There were no redemptions in fiscal years 1994 or 1993. At January 31, 1994, the principal amount of subordinated debentures was $3,635,000, net of discount of $2,031,000.

<page-F-16>

Refer to Note 9 for a discussion of litigation associated with these convertible subordinated debentures.


7.   INCOME TAXES

The benefit (provision) for income taxes includes:

                    Company                   Predecessor
             -------------------------  -------------------------
                             Eight          Four
                             Months        Months
                             Ended         Ended
                           January 31,     May 31,
                 1994         1993          1992         1992
             -------------------------  -------------------------
Current:
  Federal    $ (4,390,000) $ 1,659,000  $    40,000  $ 5,256,000
  State           (20,000)     445,000     (161,000)   1,880,000
             -------------------------  ------------------------
               (4,410,000)   2,104,000     (121,000)   7,136,000

Deferred:
  Federal     (14,164,000)  (2,694,000) $(1,327,000)  (4,774,000)
  State        (4,114,000)    (701,000)    (411,000)  (1,337,000)
  Valuation
   Allowance    3,611,000            -            -            -
             -------------------------  -------------------------
              (14,667,000)  (3,395,000)  (1,738,000)  (6,111,000)
             -------------------------  -------------------------
             $(19,077,000) $(1,291,000) $(1,859,000) $ 1,025,000
             =========================  =========================




<page-F-17>

The credit for deferred income taxes consists of the following:

                                           Company                     Predecessor
                                 ---------------------------   --------------------------
                                                Eight Months   Four Months
                                                    Ended          Ended
                                                 January 31,      May 31,
                                     1994           1993           1992         1992
                                 ----------------------------  --------------------------
Depreciation                     $ (8,595,000)  $(2,389,000)   $  (405,000)  $(4,539,000)
State taxes                          (117,000)      129,000        242,000       156,000
Merchandise and video inventory    (4,636,000)   (1,257,000)       (81,000)   (1,334,000)
Debt discount                         (29,000)      (15,000)        (8,000)     (201,000)
Leases                             (2,168,000)     (559,000)      (830,000)   (1,182,000)
Employee benefits                    (175,000)       (6,000)       (49,000)     (221,000)
Tax credit carryovers              (3,260,000)     (309,000)      (600,000)    1,295,000
Prepaid expense                       (54,000)      633,000              -             -
Expenses associated with early
  extinguishment of debt                    -       403,000              -             -
Accrued liabilities                 1,563,000             -              -             -
Operating loss carryover             (816,000)            -              -             -
Other                                   9,000       (25,000)        (7,000)      (85,000)
Valuation allowance                 3,611,000             -              -             -
                                 ----------------------------  --------------------------
                                 $(14,667,000)  $(3,395,000)   $(1,738,000)  $(6,111,000)
                                 ============================  ==========================


<page-F-18>

A reconciliation of the difference between the federal statutory rate and the effective rate is summarized as follows:

                                           Company                     Predecessor
                                 ---------------------------   --------------------------
                                                Eight Months   Four Months
                                                    Ended          Ended
                                                 January 31,      May 31,
                                     1994           1993           1992         1992
                                 ----------------------------  --------------------------
Statutory tax rate                  (34.0)%         (34.0)%        (34.0)%       34.0%
Permanent tax differences for
  deductions (primarily amorti-
  zation of excess of cost over
  fair value of net assets
  acquired)                           2.5            16.9            7.0          5.0
Job tax credits                      (1.5)           (5.5)         (15.7)       (23.0)
State taxes, net of federal
  benefit                            (4.0)           (3.2)          (5.8)         9.0
Other                                (0.1)            0.5              -          1.0
Valuation allowance                   5.9               -              -            -
                                 ----------------------------  --------------------------
                                    (31.2)%         (25.3)%        (48.5)%       26.0%
                                 ============================  ==========================
<\table)


The components of net deferred income tax assets at January 31, 1994 are as follows:

  Net current deferred income tax assets:
    Merchandise inventory                          $ 3,309,000
    Vacation liability                               1,135,000
    Other accrued liabilities                          270,000
    Prepaid expenses                                  (312,000)
                                                   ------------
                                                     4,402,000


<page-F-19>

  Net long-term deferred income tax assets:
    Convertible subordinated debenture discount    $  (689,000)
    Video rental inventory                           3,520,000
    Equipment and improvements                       1,424,000
    Leasehold interests                                528,000
    Store closure liability                            243,000
    Average rent liability                           2,981,000
    State operating loss carryover                     842,000
    Credit carryovers                                5,158,000
    Deferred compensation                              108,000
    Other accrued liabilities                       (4,147,000)
    Capital leases                                     417,000
                                                   ------------
                                                    10,385,000
    Valuation allowance for deferred tax assets     (3,611,000)
                                                   ------------
                                                     6,774,000
                                                   ------------
  Net deferred income tax asset                    $11,176,000
                                                   ============

The Company has a carryover benefit for job tax and alternative minimum tax credits of $5,074,000 which will expire by 2008. For financial reporting purposes, the benefit has been included as a deferred tax asset at January 31, 1994.


8.   COMMITMENTS

Leases

The Company leases substantially all of its data processing equipment, retail stores and other facilities. The capital and operating lease agreements expire on various dates through 2012 with renewal options for certain leases. Certain leases provide for payment of real estate taxes and additional rents based on a percentage of sales.


<page-F-20>

Future minimum annual lease payments under capital and operating leases at January 31, 1994 are payable as follows:


                                       Capital       Operating
                                       Leases         Leases
                                  -------------------------------

1995                              $  894,000       $ 40,654,000
1996                                 880,000         40,337,000
1997                                 879,000         36,287,000
1998                                 776,000         33,847,000
1999                                 250,000         32,028,000
Thereafter                           123,000        179,500,000
                                  -------------------------------
Total future minimum lease
  payments                         3,802,000       $362,653,000
                                                 ================
Less amounts representing
  interest                           482,000
                                  ------------
Present value of future
  minimum lease payments           3,320,000
Less current portion                 706,000
                                  ------------
Long-term obligations under
  capital leases                  $2,614,000
                                  ============

Rental expense charged to operations was approximately
$42,285,000 in fiscal 1994, $25,056,000 in the eight month period ended January 31, 1993, $11,733,000 in the four month period ended May 31, 1992 and $32,668,000 in fiscal 1992. In addition, real estate taxes and additional rents based on percentage of sales were approximately $2,881,000 in fiscal 1994, $1,548,000 in the eight month period ended January 31, 1993, $708,000 in the four month period ended May 31, 1992, and $2,082,000 in fiscal
1992. The Company subleases a portion of its warehouse in Gardena, California for an annual rent of $192,000 through April, 1997.

Included in equipment and improvements are assets held under capital leases with a cost to the Company of $4,067,000 and $6,263,000 at January 31, 1994 and 1993, respectively.

Management Consulting Agreements

As part of the re-engineering project begun in June 1993, the Company entered into a management consulting agreement with a company whose chairman provided services first by leading the re-engineering project and then as an officer of the Company. The current agreement specifies monthly payments of $25,000. During fiscal 1994, $250,000 was paid under this agreement.


<page-F-21>

Prior to the Acquisition, the Company had another agreement with this same company which specified monthly payments of approximately $23,000 and was terminated at the Acquisition.
Expenses pursuant to this agreement were $83,000 in the four month period ended May 31, 1992 and $292,000 in fiscal 1992. An additional $135,000 was paid in connection with the Acquisition.

Also, prior to the Acquisition, the Company had a management consulting agreement with Adler & Shaykin, then an affiliate of the Predecessor, which specified quarterly financial advisory fees of $87,500. In 1993, payments of $146,000 were paid under this agreement, which expired on the date of the transaction.
Payments of $350,000 were paid in fiscal 1992.

Other Agreements

The Company receives credit card services from First USA, Inc.
under a three year agreement ending April 1996. Affiliates of MLCP held a controlling interest in First USA, Inc. until February 1993. During fiscal 1994, $1,742,000 was paid under this agreement.


9.   CONTINGENCIES

The Company (as a successor to the Predecessor), certain of its former directors, WEI and its investment bankers are defendants in three class action lawsuits; two lawsuits relate to the subordinated debentures outstanding at the time of the 1988
Acquisition of the Predecessor and one relates to a pre-1988 potential acquisition of the Predecessor. The lawsuits, among other claims, request unspecified damages. Based upon discovery proceedings to date and the Company's discussions with its trial lawyers, the Company believes that these actions are without merit and they are vigorously defending them.

As part of the Acquisition, approximately $18,750,000 of the merger consideration was deferred and is subject to reduction to the extent the Company incurs certain litigation costs related to the aforementioned class action lawsuits.


<page-F-22>

Based on management's discussions with its trial lawyers, the Company does not currently believe that any of the foregoing litigation matters will have a material adverse effect on the Company. However, if any of these matters were to be determined adversely by a court of law, such determination could have a material adverse effect on the Company.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position of the Company.


10.  EMPLOYEE BENEFITS

Executive Officer's Retirement Plan: The Company provides life insurance for the executive officers of the Company, with face values of such policies ranging from $250,000 to $1,000,000.
Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized
$20,000 of expense in 1994 and $70,000 in fiscal 1993 under this plan.

Employees' Savings Retirement Plan: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan
(401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar year. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The
Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized $477,000 in 1994 and $293,000 in 1993 for matching costs and administrative costs under the 401(k) Plan.


<page-F-23>

11.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Quarterly financial information is as follows (in thousands):



                                                                    Net Income
                                Net Revenue        Gross Profit       (Loss)
                              --------------------------------------------------
1994 - Quarter Ended
  Company:
   April 30                     $102,510            $44,727           $ (5,395)
   July 31                       108,620             46,429             (7,869)
   October 31                    107,899             44,574             (2,544)
   January 31                    152,757             37,222            (26,251)

1993 - Period Ended
  Predecessor:
   Quarter ended April 30        100,778             45,753             (1,967)
   Month ended May 31             34,333             15,182             (4,535)
  Company:
   As reported:
    Two months ended
      July 31                     70,508             28,570             (3,878)
    Quarter ended
      October 31                  98,485             42,260             (4,585)
    Quarter ended
      January 31                 144,413             62,599              4,647




<page-F-24>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                  Balance at                                   Balance
                                  Beginning      Additions    Retirements      at End
    Classification                of Period       at Cost(c)   or Sales(b)    of Period
- ------------------------------------------------------------------------------------------
Company:
 Year ended January 31, 1994:
    Leasehold improvements      $ 21,469,000   $ 7,260,000    $ 3,593,000     $ 25,136,000
    Data processing equipment
      and software                25,788,000     1,954,000      7,929,000       19,813,000
    Store and office fixtures
      and equipment               23,402,000     5,884,000      9,013,000       20,273,000
    Buildings and building
      improvements                 2,641,000             -      1,146,000        1,495,000
    Land                           2,801,000             -      2,118,000          683,000
                               -----------------------------------------------------------
                                $ 76,101,000   $15,098,000    $23,799,000     $ 67,400,000
                               ===========================================================

 Eight months ended January
  31, 1993:
    Leasehold improvements(a)   $ 18,197,000   $ 3,331,000    $    59,000     $ 21,469,000
    Data processing equipment
      and software(a)             22,718,000     3,070,000              -       25,788,000
    Store and office fixtures
      and equipment(a)            19,895,000     3,518,000         11,000       23,402,000
    Buildings and building
      improvements(a)              2,641,000             -              -        2,641,000
    Land(a)                        2,801,000             -              -        2,801,000
                               -----------------------------------------------------------
                                $ 66,252,000   $ 9,919,000    $    70,000     $ 76,101,000
                               ===========================================================

<page-F-25>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                  Balance at                                   Balance
                                  Beginning      Additions    Retirements      at End
    Classification                of Period       at Cost(c)   or Sales(b)    of Period
- ------------------------------------------------------------------------------------------
Predecessor:
 Four months ended May 31,
  1992:
    Leasehold improvements      $ 39,688,000   $   327,000    $        -      $ 40,015,000
    Data processing equipment
      and software                45,088,000     1,461,000             -        46,549,000
    Store and office fixtures
      and equipment               37,482,000     1,147,000        19,000        38,610,000
    Buildings and building
      improvements                 4,387,000             -             -         4,387,000
    Land                           1,900,000             -             -         1,900,000
                               -----------------------------------------------------------
                                $128,545,000   $ 2,935,000    $   19,000      $131,461,000
                               ===========================================================

 Twelve months ended
  January, 31, 1992:
    Leasehold improvements      $ 35,335,000   $ 4,838,000   $   485,000      $ 39,688,000
    Data processing equipment
      and software                38,987,000     6,101,000             -        45,088,000
    Store and office fixtures
      and equipment               33,651,000     4,111,000       280,000        37,482,000
    Buildings and building
      improvements                 4,383,000         4,000             -         4,387,000
    Land                           1,900,000             -             -         1,900,000
                               -----------------------------------------------------------
                                $114,256,000   $15,054,000   $   765,000      $128,545,000
                               ===========================================================

(a)  Beginning balances at June 1, 1992 have been adjusted to reflect valuations under purchase accounting.
(b)  Includes abandonment of property for stores closed and fully depreciated assets written off.
(c)  Includes property purchased as part of the acquisition of Record Shop and Pegasus stores.


<page-F-26>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT
                                                 Additions
                                  Balance at    Charged to                     Balance
                                  Beginning      Costs and    Retirements      at End
    Classification                of Period       Expenses      or Sales       of Period
- ------------------------------------------------------------------------------------------
Company:
 Year ended January 31, 1994:
    Leasehold improvements      $ 3,424,000    $ 5,652,000    $ 3,034,000     $ 6,042,000
    Data processing equipment
      and software                5,093,000      7,423,000      5,164,000       7,352,000
    Store and office fixtures
      and equipment               4,502,000      6,970,000      4,669,000       6,803,000
    Buildings and building
      improvements                  238,000        111,000        307,000          42,000
                               -----------------------------------------------------------
                                $13,257,000    $20,156,000    $13,174,000     $20,239,000
                               ===========================================================

 Eight months ended January
  31, 1993:
    Leasehold improvements(a)   $         -    $ 3,431,000    $     7,000     $ 3,424,000
    Data processing equipment
      and software(a)                     -      5,093,000              -       5,093,000
    Store and office fixtures
      and equipment                       -      4,503,000          1,000       4,502,000
    Buildings and building
      improvements(a)                     -        238,000              -         238,000
                               -----------------------------------------------------------
                                $         -    $13,265,000    $     8,000     $13,257,000
                               ===========================================================

<page-F-27>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                      SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT
                                                 Additions
                                   Balance      Charged to                     Balance
                                  Beginning      Costs and    Retirements      at End
    Classification                of Period       Expenses      or Sales      of Period
- ------------------------------------------------------------------------------------------
Predecessor:
 Four months ended May 31,
  1992:
    Leasehold improvements      $19,423,000    $ 1,777,000    $         -     $21,200,000
    Data processing equipment
      and software               32,385,000      2,192,000              -      34,577,000
    Store and office fixtures
      and equipment              19,548,000      1,584,000         10,000      21,122,000
    Buildings and building
      improvements                  646,000         43,000              -         689,000
                               -----------------------------------------------------------
                                $72,002,000    $ 5,596,000    $    10,000     $77,588,000
                               ===========================================================

 Year ended January, 31, 1992:
    Leasehold improvements      $14,529,000    $ 5,299,000    $   405,000     $19,423,000
    Data processing equipment
      and software               24,222,000      8,163,000              -      32,385,000
    Store and office fixtures
      and equipment              15,175,000      4,580,000        207,000      19,548,000
    Buildings and building
      improvements                  485,000        161,000              -         646,000
                               -----------------------------------------------------------
                                $54,411,000    $18,203,000    $   612,000     $72,002,000
                               ===========================================================

(a)  Beginning balances at June 1, 1992 have been adjusted to reflect valuations under purchase accounting.

<page-F-28>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                  Balance at    Charged to                     Balance
                                  Beginning      Costs and                     at End
      Description                 of Period      Expenses     Deductions(1)   of Period
- ------------------------------------------------------------------------------------------
Accumulated amortization
  deducted from video rental
  inventory:
    Company:
      Year ended January 31,
        1994                    $14,703,000    $41,392,000    $17,129,000     $38,966,000

      Eight months ended
        January 31, 1993                  -     14,703,000              -      14,703,000

    Predecessor:
      Four months ended
        May 31, 1992             44,125,000      4,583,000      4,806,000      43,902,000
      Year ended January 31,
        1992                     38,392,000     15,009,000      9,276,000      44,125,000


(1)  Accumulated amortization on disposition of video rental tapes.



<page-F-29>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                                 SCHEDULE IX - SHORT-TERM BORROWINGS

                                                                                Weighted
                                                       Maximum      Average      Average
                                            Weighted    Amount       Amount      Interest
                      Category   Balance at  Average  Outstanding  Outstanding     Rate
                     Short-Term    End of   Interest   During the   During the  During the
Classification       Borrowings    Period     Rate      Period       Period(1)   Period(2)
- ------------------------------------------------------------------------------------------
Company:
  Year ended
   January 31, 1994     Bank    $ 4,000,000   6.28%  $44,600,000  $33,858,000     6.37%
  Eight months ended
   January 31, 1993     Bank      6,550,000   6.89    41,600,000   21,715,000     6.82

Predecessor:
  Four months ended
   May 31, 1992         Bank     43,000,000   6.96    43,000,000   32,364,000     7.09
  Year ended
   January 31, 1992     Bank      5,300,000   9.26    37,200,000   23,877,000     8.93


(1)  Computed by multiplying each loan balance by days outstanding.
(2) Computed by dividing the actual interest expense on bank short-term debt by the average aggregate short-term borrowings during the year.



<page-F-30>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                        Company                        Predecessor
                               ----------------------------------------------------------
                                 Year         Eight Months    Four Months      Year
                                 Ended           Ended           Ended         Ended
                               January 31,     January 31,       May 31,     January 31,
    Description                  1994            1993             1992          1992
- -----------------------------------------------------------------------------------------
Maintenance and repairs             *              *                *             *

Depreciation and amortiza-
  tion of intangible assets,
  pre-operating costs and
  similar deferrals            $4,228,000     $2,655,000      $1,315,000     $3,934,000

Taxes, other than payroll
  and income taxes                  *              *                *             *

Royalties                           *              *                *             *

Advertising **                 $6,910,000     $6,995,000      $4,123,000     $9,197,000



 *   Less than 1% of revenues.
 **  Advertising expense net of cooperative advertising allowances.
