Form 10-Q
period 1994-04-30
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-06-10
CIK 50859, 841880

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1994

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________

                                           to ____________

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

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
Issuer                   Class               April 30, 1994
- ------                   -----               --------------

WEI Holdings, Inc.       Common Stock,
                         $.10 Par Value        2,366,113

Wherehouse
Entertainment, Inc.      Common Stock,
                         $.01 Par Value               10


                             Total of 12 Pages

<page-2>
                                   INDEX

                            WEI HOLDINGS, INC.
                      WHEREHOUSE ENTERTAINMENT, INC.




                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               April 30, 1994 (Unaudited) and
               January 31, 1994                                 3

               Condensed Statements of Operations -
               Three Months Ended April 30, 1994 and
               1993 (Unaudited)                                 4

               Condensed Statements of Cash Flows -
               Three Months Ended April 30, 1994 and
               1993 (Unaudited)                                 5

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    7

Part II.  OTHER INFORMATION

     Item 5.   Other Information                               11

     Item 6.   Exhibits and Reports on Form 8-K                11


SIGNATURES                                                     12

<page-3>

                                  PART I.

                           FINANCIAL INFORMATION

              WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONDENSED BALANCE SHEETS

                                   April 30,        January 31,
                                      1994              1994
                                  ------------      ------------
                                  (Unaudited)          Note 1
                                  ASSETS

Current Assets
  Cash                            $  2,633,000      $  3,120,000
  Receivables                        2,663,000         2,802,000
  Taxes receivable                   5,000,000         5,000,000
  Merchandise inventory            106,147,000       113,592,000
  Prepaid deferred income taxes      4,402,000         4,402,000
  Other current assets               2,939,000         2,573,000
                                  ------------      ------------
      Total current assets         123,784,000       131,489,000

Rental inventory                    12,252,000        11,689,000
Property, equipment and
   improvements, net                44,734,000        47,161,000
Excess of cost over fair value
   of assets acquired, net         142,004,000       142,932,000
Unamortized financing costs,
   leasehold interest, net           9,549,000         9,905,000
Deferred income taxes                6,774,000         6,774,000
Other assets                         1,350,000         1,425,000
                                  ------------      ------------
      Total assets                $340,447,000      $351,375,000
                                  ============      ============

                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Short-term borrowings           $ 24,700,000      $  4,000,000
  Accounts payable and accrued
   expenses                         88,807,000       114,863,000
  Current maturities of capital
   lease obligations and long-
   term debt                         7,979,000         7,772,000
                                  ------------      ------------

      Total current liabilities    121,486,000       126,635,000

Capital lease obligations and
   long-term debt                  162,604,000       163,699,000

Other long-term liabilities          8,438,000         7,426,000

Convertible subordinated
   debentures                        3,655,000         3,635,000

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,785,000        95,855,000

  Accumulated deficit              (51,521,000)      (45,875,000)
                                  ------------      ------------
       Total shareholder's
         equity                     44,264,000        49,980,000
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $340,447,000      $351,375,000
                                  ============      ============

                          See accompanying notes.

<page-4>

              WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENT OF OPERATIONS
                                (Unaudited)


                                    Three              Three
                                 Months Ended       Months Ended
                                April 30, 1994     April 30, 1993
                                --------------     --------------
Sales                            $ 92,004,000       $ 80,395,000
Rental revenue                     21,859,000         22,115,000
                                --------------     --------------
                                  113,863,000        102,510,000

Cost of sales                      60,091,000         51,513,000
Costs of rentals, including
  amortization                      7,267,000          6,270,000
                                --------------     --------------
                                   67,358,000         57,783,000

Selling, general and
  administrative expenses          46,586,000         45,221,000
                                --------------     --------------

Loss from operations                  (81,000)          (494,000)

Interest expense                    5,624,000          5,884,000
Other income                          (59,000)          (261,000)
                                --------------     --------------
                                    5,565,000          5,623,000
                                --------------     --------------

Loss before income taxes           (5,646,000)        (6,117,000)

Benefit for income taxes                    0           (722,000)
                                --------------     --------------
Net loss                         $ (5,646,000)      $ (5,395,000)
                                ==============     ==============


                          See accompanying notes.

<page-5>

                          WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                           Three              Three
                                                        Months Ended       Months Ended
                                                       April 30, 1994     April 30, 1993
                                                       --------------     --------------
OPERATING ACTIVITIES:
  Net loss                                              $ (5,646,000)      $ (5,395,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                        11,595,000         11,153,000
     Book value of rental inventory dispositions           1,043,000          1,661,000
     Deferred taxes                                                            (457,000)
     Changes in operating assets and liabilities:
       Receivables                                           139,000          2,100,000
       Merchandise inventory                               7,445,000         (6,574,000)
       Other current assets                                 (366,000)          (257,000)
       Accounts payable, accrued expenses, and
        other liabilities                                (25,044,000)       (20,529,000)
       Rental inventory purchases                         (7,830,000)        (7,696,000)
                                                       --------------     --------------
          Net cash used in operating activities          (18,664,000)       (25,994,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                           (1,500,000)        (2,048,000)
  Increase in other assets and intangibles                   (65,000)          (241,000)
                                                       --------------     --------------
          Net cash used in investing activities           (1,565,000)        (2,289,000)

FINANCING ACTIVITIES:
  Short-term borrowings                                   20,700,000         29,450,000
  Dividend payments                                          (70,000)

  Principal payments on capital lease obligations
   and long-term debt                                       (888,000)        (4,187,000)
                                                       --------------     --------------
         Net cash provided by financing activities        19,742,000         25,263,000
                                                       --------------     --------------
Net decrease in cash                                        (487,000)        (3,020,000)

Cash, beginning of the period                              3,120,000          4,462,000
                                                       --------------     --------------
Cash, end of the period                                 $  2,633,000       $  1,442,000
                                                       ==============     ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                           $  8,400,806       $  9,473,000
     Net income taxes                                              0          1,378,000

                                      See accompanying notes.

<page-6>
                      WHEREHOUSE ENTERTAINMENT, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Organization and Basis of Presentation

The unaudited condensed financial statements have been prepared by Wherehouse Entertainment, Inc. ("Wherehouse" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at January 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1994. Results of operations for the three months ended April 30, 1994 may not be indicative of the results that may be expected for the year ended January 31, 1995.

WEI Holdings, Inc. ("WEI") holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (92.4% on a fully diluted basis) and certain members of management (7.6% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.

Beginning with the first quarter of fiscal 1995, the Company began recording the amortization of rental inventory for interim periods based on planned rental inventory purchases for the year rather than recording cumulative amortization in the period in which the rental inventory is purchased. This change in method of reporting accelerates the recognition of rental amortization to earlier interim periods and results in interim gross profit rates that are more reflective of the expected annual gross profit rate. However, this method will not impact the aggregate amount of amortization expense recorded during the fiscal year.

Certain reclassifications of balances have been made in the fiscal 1994 amounts to conform to the fiscal 1995 presentation.

<page-7>
                      WHEREHOUSE ENTERTAINMENT, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 1994 AND APRIL 30, 1993

Aggregate net revenues for the quarter ended April 30, 1994 were $113.9 million compared to $102.5 million for the quarter ended April 30, 1993, an increase of 11.1%. The increase was due to an increase in the number of stores from 315 at April 30, 1993 to 346 at April 30, 1994 and to a 5.4% increase in revenues for same-stores (stores open for at least 13 months). The increase in store count resulted primarily from the acquisitions of specialty music stores from The Record Shop, Inc. and Pegasus Music and Video, Inc. during fiscal 1994.

The Company expects in the current fiscal year to focus its efforts towards the improvement of its existing stores and operations, rather than acquisitions or new store openings, and, therefore, does not anticipate a significant increase in number of stores during the current fiscal year.

The Company will continue to opportunistically evaluate potential acquisitions which could meet its strategic objectives, and if it determines the same to be appropriate, the Company may, subject to its ability to source additional capital (the availability of which is currently uncertain), make additional acquisitions. On a longer-term basis, the Company intends to continue its growth, both by opening new stores in selected locations, and by additional acquisitions.

Merchandise sales were $92.0 million and $80.4 million during the quarters ended April 30, 1994 and 1993, respectively, represent-ing an aggregate increase of 14.4% and an increase of 7.0% on a same-store basis. The increase in same-store sales resulted principally from increased sales of compact discs and of used compact discs and video games, which are newer product lines for
the Company.   The Company's sales of music cassettes declined
slightly from the comparable quarter last year due to the continuing shift in consumer demand to compact discs. The Company's revenues from the sales of videocassettes increased slightly due primarily to the increase in store count.

Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approxi-mately 75% of the Company's stores currently offer videocassettes and other products for rent. Rental revenue was $21.9 million and $22.1 million during the quarters ended April 30, 1994 and 1993, respectively, representing a .9% aggregate decrease and a decrease of .3% on a same-store basis. A small percentage decrease in the rental of videocassettes was largely offset by increases in the rental of video games. It is the Company's belief that the new merchandising, pricing and field management strategies implemented during the first quarter of fiscal 1995 and during late fiscal 1994 have to date appeared to beneficially impact the Company's competitive position in the videocassette rental business. Nonetheless, the Company anticipates that it will continue to experience strong competition in this area, and no assurance can be given that on a longer-term basis the Company's new strategies will be successful.

Cost of sales increased $8.6 million to $60.1 million for the quarter ended April 30, 1994, as compared with $51.5 million for the quarter ended April 30, 1993. As a percentage of sales revenue, cost of sales increased to 65.3% in the quarter ended April 30, 1993 from 64.1% in the quarter ended April 30, 1992. The increase was due to an increase in the inventory shrinkage provision, changes in sales product mix, and slightly higher markdowns used to spur sales. The changes in product mix include an increase in the Company's video game sales business, which carries lower margins than the Company's other product lines, along with the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

Cost of rentals, including amortization, increased $1.0 million to $7.3 million for the quarter ended April 30, 1994, as compared with $6.3 million for the quarter ended April 30, 1993. As a percentage of rental revenue, cost of rentals increased to 33.2% in the quarter ended April 30, 1994 from 28.4% in the quarter ended April 30, 1993. The increase was almost entirely attributable to an increase in video depreciation expense, which resulted from (i) the change in estimate for amortization expense which was implemented in the fourth quarter of fiscal 1994 and
(ii) acceleration of the recognition of rental amortization to earlier interim periods. The change in estimate for amortization expense eliminated the utilization of salvage value and further accelerated the amortization calculation. Beginning with the first quarter of fiscal 1995, the Company changed its method of reporting the amortization of rental inventory for interim periods based on planned rental inventory purchases for the year rather than recording cumulative amortization in the period that the rental inventory is purchased. This new method accelerates the recognition of rental amortization to earlier interim periods and results in interim gross profit rates that are more reflective of the Company's expected annual gross profit rate. However, this method will not impact the aggregate amount of amortization expense recorded during the fiscal year. The increase was somewhat offset by a smaller loss on the disposition of used videocassettes, which also resulted from the change in the amortization estimation method and from a decrease in amortization of purchase accounting adjustments (in the quarter ended April 30, 1993, these adjustments aggregated $0.7 million; there were no such adjustments in the quarter ended April 30,
1994). It can be expected that cost of rentals for the fiscal year ended 1995 as a percentage of rental revenue will be lower than in fiscal 1994.

Merchandise sales, as a percentage of aggregate net revenues, increased from 78.4% in the quarter ended April 30, 1993 to 80.8% in the quarter ended April 30, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

Selling, general and administrative expenses, excluding $0.8 million and $2.2 million for the amortization of purchase price adjustments resulting from acquisitions, were $45.8 million and $43.0 million for the quarters ended April 30, 1994 and April 30, 1993, respectively, an increase of $2.8 million, or 6.5%. As a percentage of aggregate net revenues, selling, general and admini-strative expenses, excluding amortization of purchase price adjustments, were 40.2% and 42.0% for the quarters ended April
30, 1994 and April 30, 1993, respectively. The increase in absolute dollars is primarily attributable to increases in rent and other occupancy costs resulting from contractual escalations in base rent for existing stores, leases for new stores and stores acquired during fiscal 1994, expenses resulting from lease renewals and increases for the straight-line effect of scheduled future rent increases. As a percentage of aggregate net revenues, the decrease in selling, general and administrative expenses is primarily a result of the fact that total payroll decreased slightly while revenues grew substantially. All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and expense controls. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $1.0 million and $0.8 million for the quarters ended April 30, 1994 and April 30, 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

The loss from operations decreased to $0.1 million for the quarter ended April 30, 1994 from a loss of $0.5 million for the quarter ended April 30, 1993. The improvement resulted princi-pally from (i) higher gross profit, in spite of a significant increase in video depreciation expense and (ii) a $2.1 million decrease in amortization of purchase accounting adjustments. Excluding the effects of purchase accounting in both periods, income from operations would have been $0.7 million for the quarter ended April 30, 1994 and $2.4 million for the quarter ended April 30, 1993 due to the significant increase in video depreciation expense previously discussed.

Interest expense (net of other income) remained essentially flat at $5.6 million in the quarters ended April 30, 1994 and April 30, 1993 as the benefit from lower interest rates on floating rate debt and slightly lower average borrowings in the quarter ended April 30, 1994 was largely offset by the receipt of interest income on a tax refund in the quarter ended April 30, 1993.

At April 30, 1994, $55.3 million of the Company's long-term debt (approximately 33% of total long-term debt then outstanding) and the Company's revolving line of credit provided for interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could significantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40.5% of the outstanding balance of the Company's senior term loan. See "Inflation", below.

Based upon current operations of the Company, the Company did not record tax benefit for the quarter ended April 30, 1994 and does not currently anticipate doing so for the current fiscal year, although such tax benefits are available to reduce any future taxes payable if the Company generates future taxable income.
For the quarter ended April 30, 1993, the Company recorded an effective tax benefit of $0.7 million or 11.8% of its loss before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended April 30, 1994, the Company's operations used net cash of $18.7 million compared to $26.0 million during the quarter ended April 30, 1993. Operating cash flows in both quarters were primarily used for the purchase of merchandise and rental inventory and the payment of service and supply providers. The decrease in the use of cash flow for operations was primarily a result of reductions in merchandise inventory levels partially offset by increases in payments to vendors and lower decreases in receivables. The Company used $1.6 million in investing activities in the quarter ended April 30, 1994 compared to $2.3 million for the quarter ended April 30, 1993. Expenditures in both periods related primarily to the opening of new stores and remodeling of existing stores.

Short-term borrowings were used to finance operations and investing activities, as well as pay down long-term debt and capital lease obligations in both periods.

The Company has a revolving bank line of credit in the amount of $45.0 million which expires on January 31, 1998. At April 30,
1994, the outstanding indebtedness on the line of credit was $24.7 million.

The Company is highly leveraged, and results of operations have been, and will continue to be, affected by the increased interest expense and amortization of goodwill.

The Company has signed lease commitments to open 2 new stores and may open additional stores over the next twelve months. While the Company can reasonably estimate the cost to open a new store, the actual number and types of stores opened will depend upon the Company's ability to locate and obtain appropriate sites and upon its financial position.

Management believes that current cash flows from operations and borrowings under the revolving credit facility will be adequate to meet the Company's liquidity requirements (including the clean down requirement whereby all borrowing on the revolving line of credit must be repaid for 30 continuous days) over the next twelve months. Debt service requirements are expected to be funded through internal cash flow or through refinancing in outlying years.


INFLATION

Inflation has not had a material effect on the Company, its operations and its internal and external sources of liquidity and working capital. However, interest rate increases, beyond current levels, could have an impact on the Company's operations.

The impact on the Company of interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40.5% of the outstanding balance of the senior term loan at April 30, 1994.
Such agreement limits the net interest cost to the Company outside a specified range on the amounts covered by the agreement.

<page-11>
                                  PART II

                             OTHER INFORMATION


Item 5.   Other Information

          On June 7, 1994, Cathy L. Wood, the Senior Vice President, Chief Financial Officer and Secretary of the Company and WEI, resigned from all positions which she held with the Company and WEI. The Company is conducting a search for a new Chief Financial Officer. Pending the selection of a new Chief Financial Officer, Jerry E. Goldress, the President and Chief Operating Officer, of the Company and WEI, has been appointed acting Chief Financial Officer of the Company and WEI.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.40 Letter Agreement dated May 11, 1994 between the Company and GGG, Inc.

          (b)  Current Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the quarter ended April 30, 1994.

<page-12>
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WEI HOLDINGS, INC.


Date:     June 10, 1994       /s/ Scott Young
                              --------------------------
                              SCOTT YOUNG
                              Chairman of the Board and Chief
                              Executive Officer and Director
                              (Principal Executive Officer)


Date:     June 10, 1994       /s/ Jerry E. Goldress
                              --------------------------
                              JERRY E. GOLDRESS
                              President and Chief Operating
                              Officer and Acting Chief
                              Financial Officer
                              (Principal Financial Officer)


Date:     June 10, 1994       /s/ Kathy J. Ford
                              --------------------------
                              KATHY J. FORD
                              Vice President, Controller
                              (Principal Accounting Officer)

                      WHEREHOUSE ENTERTAINMENT, INC.


Date:     June 10, 1994       /s/ Scott Young
                              --------------------------
                              SCOTT YOUNG
                              Chairman of the Board and Chief
                              Executive Officer and Director
                              (Principal Executive Officer)


Date:     June 10, 1994       /s/ Jerry E. Goldress
                              --------------------------
                              JERRY E. GOLDRESS
                              President and Chief Operating
                              Officer and acting Chief
                              Financial Officer
                              (Principal Financial Officer)


Date:     June 10, 1994       /s/ Kathy J. Ford
                              --------------------------
                              KATHY J. FORD
                              Vice President, Controller
                              (Principal Accounting Officer)