Form 10-K/A
period 1994-04-30
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-08-26
CIK 50859, 841880

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

  [X]     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended January 31, 1994

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

           13-3439558                        95-2647555
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

     The Company's business and same-store revenues may be impacted in the future by various competitive and economic factors, including, but not limited to, consumer tastes, acquisitions made by the Company, marketing programs, weather, special events, the quality of new releases of music, video and game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenue have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchan-disers.

     During the fiscal year ended January 31, 1994, in response to various competitive factors and less than favorable economic conditions, the Company developed, adopted and continued to refine a multi-faceted re-engineering plan (the "1994 Re-Engin-eering Plan"), which is designed to improve operating profit by lowering costs associated with its inventory supply chain and retail store operations, and to tailor its stores to better accommodate local consumer tastes and entertainment needs. As part of this strategic plan, the Company has delegated more power to its on-site store managers to customize their inventory of merchandise and rental products, and has further refined its pricing strategy for videocassette rentals to lower rental cost to enable the store manager to select from a matrix of rental prices those which best fit the demographics and competitive conditions of his or her market. The objectives of this strategy are both to improve profitability and to enable each of the Company's stores to become "the best store in the neighborhood."

     The Company has also, as part of the 1994 Re-Engineering Plan, developed a video rental remerchandising program, which was largely implemented during the first half of the current fiscal year. Under the video rental remerchandising program, the Company will provide a greater number of "hit" movie titles at its stores, as well as install new store signage and fixtures designed specifically to support the program.

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

     Cost of sales increased $25.9 million to $248.0 million for the fiscal year ended January 31, 1994, as compared with $222.1 million for the fiscal year ended January 31, 1993. As a percen-tage of merchandise sales revenues, cost of sales increased 2.5% to 65.2% for the fiscal year ended January 31, 1994 versus 62.7% for the fiscal year ended January 31, 1993. The gross profit percentage for merchandise sale product was 34.8% and 37.3% for the fiscal years ended January 31, 1994 and 1993, respectively. The 2.5% increase in cost of sales as a percentage of merchandise sales revenues principally resulted from changes in product mix and the utilization of promotional markdowns to generate incre-mental sales (1.1%); increased costs associated with inventory shrinkage and other book-to-physical adjustments (1.0%), lower prompt payment discounts from suppliers (0.3%) and various other factors (0.1%). The changes in product sales mix include an increase in the Company's video game sales business, which carries lower margins than the Company's other product lines, along with the continuing shift in consumer demand from music cassettes to lower-margin compact discs. Additionally, margins from sales of compact discs and from video games each declined somewhat from the prior year. Video game sales margins declined as excess supply necessitated higher promotional markdowns. The decreased gross margins were offset, in part, by improved gross margins for used compact discs, accessories and personal electronics.

     Cost of rentals, including amortization, increased $18.7 million to $50.8 million for the fiscal year ended January 31, 1994, as compared with $32.1 million for the fiscal year ended January 31, 1993. As a percentage of rental revenue, cost of rentals increased to 55.5% for the fiscal year ended January 31, 1994 from 34.1% for the fiscal year ended January 31, 1993, an increase of 21.4%. The gross profit percentage for rental revenue was 44.5% and 65.9% for the fiscal years ended January 31, 1994 and 1993, respectively. The 21.4% increase in cost of rentals, including amortization, as a percentage of rental revenues was principally due to a change in accounting estimate for amortizing the cost of video rental inventory that resulted in a $20.3 million charge (22.2% of rental revenue) to reduce the net carrying value of existing rental inventory which was slightly offset by other factors including, among others, a decrease in the book value of rental dispositions resulting from the sale of older rental inventory (0.8%). In prior years, the Company amortized the cost of video rental inventory under an accelerated method to its estimated salvage value. During the fiscal year ended January 31, 1994, the Company changed its amortization estimation method by eliminating its utilization of the half year convention and salvage value, and by further accelerating the amortization calculation. The Company believes that the revised amortization estimate will result in better matching of rental revenue with the cost of such rental inventory.

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

     Selling, general and administrative expenses, excluding $8.9 million and $7.7 million for the amortization of purchase price adjustments resulting from acquisitions, were $187.7 million and $175.0 million for the fiscal years ended January 31, 1994 and 1993, respectively, an increase of $12.7 million, or 7.3%. As a percentage of aggregate net revenues, selling, general and admini-strative expenses, excluding amortization of purchase price adjustments, were 39.8% and 39.0% for the fiscal years ended January 31, 1994 and 1993, respectively, an increase of 0.8%.
The 0.8% increase is principally due to increased rent and occupancy expenses resulting from contractual escalations in base rent for existing stores, leases for new stores and stores acquired during the year, expenses resulting from lease renewals and increases for the straight-line effect of scheduled future rent increases (0.9%) and increased semi-variable and payroll expenses attributable to new stores and acquisitions, a revised corporate salary program, and a higher administrative headcount than during the previous fiscal year (0.5%). The increases in selling, general and administrative expenses were offset, in part, by a $4.2 million decrease in advertising expenditures during the fiscal year ended January 31, 1994 (1.0% as a percentage of net revenues) as the Company changed its media strategy from more expensive, image-building television to greater product emphasis utilizing less expensive media such as radio, billboards and newspaper. Additionally, the Company changed the gift structure of its rental customer loyalty program, which resulted in lower expenses. All other selling, general and administrative expenses increased 0.4% as a percentage of net revenues. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $4.9 million and $3.5 million for the fiscal years ended January 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

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

     At January 31, 1994, $56.0 million of the Company's long-term debt (33% of total long-term debt then outstanding) and the Company's revolving line of credit provided for interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could significantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding balance of the Company's senior term loan. The fee for this interest rate cap arrangement was $275,000, which has been paid in full, and covers the three years ended February, 1996. The Company has no future exposure with respect to this arrangement; however, if the financial institution were to default on its obligations under the arrangement, the Company's interest rate exposure under the Term Facility could increase. The Company has no reason to believe that the financial institution would not be able to perform its obligations under the arrangement. See "Inflation", below.

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

     Gross profit as a percentage of merchandise sales was 37.3% in fiscal 1993 compared to 37.1% in fiscal 1992. The 0.2% increase in gross profit as a percentage of merchandise sales revenues is primarily attributable to an increase in supplier's purchase discounts earned (0.1%) and a reduction in sale inventory shrinkage partially offset by an increase in promotional markdowns (0.1%). While the shift in product mix from higher margin music cassettes to lower margin compact discs had a negative impact on gross margins, this was offset by improvement in gross profit margins on new videocassettes, blank video tape, blank audio tape, accessories, personal electronics, and concessions.

     Gross profit as a percentage of rental revenue was 65.9% for fiscal 1993 compared to 68.7% for fiscal 1992, a decrease of 2.8% as a percentage of rental revenues. The 2.8% decrease is primarily attributable to amortization of purchase accounting adjustments resulting from the Acquisition ($3.4 million), a decline in rental revenue from the Los Angeles "value pricing" strategy -- a price reduction strategy with respect to video-cassette rentals that varied from region-to-region, depending upon competition and other market factors -- which lowered the per night rental price and various other factors (5.5%). The decrease in rental gross profit was partially offset by a decrease in the book value of rental dispositions resulting primarily from the sale of older rental inventory during fiscal 1993 compared to the prior year (1.7%) and a reduction in rental inventory shrinkage (1.0%). Without the effects of the amortiza-tion of purchase accounting adjustments, gross profit as a percentage of rental income would have been 69.5% for fiscal 1993 compared to 68.7% for fiscal 1992, an increase of 0.8%.

     Selling, general, and administrative expenses were 40.7% of total revenues in fiscal 1993 compared to 39.2% in fiscal 1992. The increase of 1.5% is primarily due to an increase in rent and occupancy expense per store resulting from lease renewals, consumer price index escalations for existing stores, and new leases for larger stores (0.9%), an increase in advertising expenditures (0.5%), and the amortization of goodwill and depreciation of property and equipment resulting from the Acquisition (1.3%). These increases were partially offset by a reduction in historical depreciation expense (0.7%) and an increase in other operating income (0.5%), including financial remuneration from suppliers to help defray the cost of introducing smaller CD packaging.

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

     Cash provided by financing activities was $143.5 million compared to $16.9 million of cash used in financing activities in the 1993 and 1992 fiscal years, respectively. The $143.5 million consisted primarily of a $70.3 million capital contribution and a net increase in borrowings, principally for new senior subordi-nated debt, both of which were related to the Acquisition.

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

                                   WEI HOLDINGS, INC.

Date:  August 26, 1994         By:   /s/ Scott Young
                                   -----------------------------
                                   Scott Young
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive
                                   Officer)

                                   WHEREHOUSE ENTERTAINMENT, INC.

Date:  August 26, 1994         By:   /s/ Scott Young
                                   ------------------------------
                                   Scott Young
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive
                                   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

                      WEI HOLDINGS, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Scott Young          Chairman of the         August 26, 1994
- ------------------------  Board, Chief Executive
Scott Young               Officer and Director
                          (Principal Executive
                          (Officer)

 /s/ Jerry E. Goldress    President, Chief        August 26, 1994
- ------------------------  Operating Officer and
Jerry E. Goldress         Acting Chief Financial
                          Officer
                          (Principal Financial
                          Officer)

/s/ Kathy J. Ford         Vice President,         August 26, 1994
- ------------------------  Controller
Kathy J. Ford             (Principal Accounting
                          Officer)


 /s/ James J. Burke, Jr.  Director                August 26, 1994
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                August 26, 1994
- ------------------------
Gerald S. Armstrong


/s/ Rupinder S. Sidhu     Director                August 26, 1994
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                August 26, 1994
- ------------------------
Bradley J. Hoecker


                   WHEREHOUSE ENTERTAINMENT, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Scott Young          Chairman of the         August 26, 1994
- ------------------------  Board, Chief Executive
Scott Young               Officer and Director
                          (Principal Executive
                          (Officer)

 /s/ Jerry E. Goldress    President, Chief        August 26, 1994
- ------------------------  Operating Officer and
Jerry E. Goldress         Acting Chief Financial
                          Officer
                          (Principal Financial
                          Officer)


/s/ Kathy J. Ford         Vice President,         August 26, 1994
- ------------------------  Controller,
Kathy J. Ford             (Principal Accounting
                          Officer)

 /s/ James J. Burke, Jr.  Director                August 26, 1994
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                August 26, 1994
- ------------------------
Gerald S. Armstrong


/s/ Rupinder S. Sidhu     Director                August 26, 1994
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                August 26, 1994
- ------------------------
Bradley J. Hoecker


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

The fair values of the Company's capital lease obligations, long-term debt, short-term borrowings and related interest rate protection agreement at January 31, 1994 are estimated to be equal to their carrying amounts as reflected in the Company's balance sheet at that date. The fair values of the Company's convertible subordinated debentures are $2.9 million based upon their current cash conversion amounts (carrying value is $3.6 million). The fair values of the Company's 13% Senior Subordi-nated Notes are estimated based upon quoted market values for these debt instruments at January 31, 1994. The fair values of all other debt instruments are estimated based upon interest rates currently available to the Company for debt with similar terms and average maturities. The Company's other debt was primarily entered into in conjunction with the Acquisition; the short-term borrowings and variable rate term note are subject to repricing under variable interest rate provisions.


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

                                              F-24

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


                                            F-25

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

                                                  F-26

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

                                                F-27

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
