Form 10-Q/A
period 1994-04-30
WHEREHOUSE ENTERTAINMENT INC; WEI HOLDINGS INC
filed 1994-08-26
CIK 50859, 841880

UNITED STATES
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

Cost of sales increased $8.6 million to $60.1 million for the quarter ended April 30, 1994, as compared with $51.5 million for the quarter ended April 30, 1993. As a percentage of sales revenue, cost of sales increased to 65.3% in the quarter ended April 30, 1993 from 64.1% in the quarter ended April 30, 1992. The 1.2% in cost of sales as a percentage of merchandise sales revenues principally resulted from changes in product mix and the utilization of promotional markdowns to generate incremental sales (0.6%), increased costs associated with the provision for estimated inventory shrinkage (0.3%) and by various other factors (0.3%). The changes in product mix include an increase in the Company's video game sales business, which carries lower margins than the Company's other product lines, along with the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

Cost of rentals, including amortization, increased $1.0 million to $7.3 million for the quarter ended April 30, 1994, as compared with $6.3 million for the quarter ended April 30, 1993. As a percentage of rental revenue, cost of rentals increased to 33.2% in the quarter ended April 30, 1994 from 28.4% in the quarter ended April 30, 1993, an increase of 4.8%. The 4.8% increase in cost of rentals, including amortization, as a percentage of rental revenue was principally due to the change in accounting estimate for amortization expense which was implemented in the fourth quarter of fiscal year ending January 31, 1994 and the acceleration of the recognition of rental amortization to earlier interim periods (4.4%) and various other factors (0.4%). The change in estimate for amortization expense eliminated the utilization of salvage value and further accelerated the amortization calculation. Beginning with the first quarter of fiscal 1995, the Company changed its method of reporting the amortization of rental inventory for interim periods based on planned rental inventory purchases for the year rather than recording cumulative amortization in the period that the rental inventory is purchased. This new method accelerates the recognition of rental amortization to earlier interim periods and results in interim gross profit rates that are more reflective of the Company's expected annual gross profit rate. However, this method will not impact the aggregate amount of amortization expense recorded during the fiscal year. It can be expected that cost of rentals for the fiscal year ended 1995 as a percentage of rental revenue will be lower than in fiscal 1994.

Merchandise sales, as a percentage of aggregate net revenues, increased from 78.4% in the quarter ended April 30, 1993 to 80.8% in the quarter ended April 30, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

Selling, general and administrative expenses, excluding $0.8 million and $2.2 million for the amortization of purchase price adjustments resulting from acquisitions, were $45.8 million and $43.0 million for the quarters ended April 30, 1994 and April 30, 1993, respectively, an increase of $2.8 million, or 6.5%. As a percentage of aggregate net revenues, selling, general and admini-strative expenses, excluding amortization of purchase price adjustments, were 40.2% and 42.0% for the quarters ended April
30, 1994 and April 30, 1993, respectively, a decrease of 1.8%.
The 1.8% decrease in selling, general and administrative expenses as a percentage of aggregate net revenues is primarily a result of total payroll having decreased slightly while revenues grew substantially (total payroll was 16.7% versus 18.6% as a percentage of aggregate net revenues during the quarters ended April 30, 1994 and 1993; respectively, a decrease of 1.9%) and other factors such as decreased fixed costs and semi-variable expenses (0.3%). All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. The above decreases were slightly offset by increases in rent and other occupancy costs resulting from contractual escalations in base rent for existing stores, leases for new stores and stores acquired during fiscal 1994, expenses resulting from lease renewals and increases for the straight-line effect of scheduled future rent increases (0.4%). Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $1.0 million and $0.8 million for the quarters ended April 30, 1994 and April 30, 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

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

The Company has signed lease commitments to open 2 new stores and may open additional stores over the next twelve months. While the Company can reasonably estimate the cost to open a new store, the actual number and types of stores opened will depend upon the Company's ability to locate and obtain appropriate sites and upon its financial position. The Company may, subject to its ability to source additional capital, make additional acquisitions if it determines such acquisitions to be appropriate.

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

                            WEI HOLDINGS, INC.


Date:     August 26, 1994     /s/ Scott Young
                              --------------------------
                              SCOTT YOUNG
                              Chairman of the Board and Chief
                              Executive Officer and Director
                              (Principal Executive Officer)

Date:     August 26, 1994     /s/ Jerry E. Goldress
                              --------------------------
                              JERRY E. GOLDRESS
                              President and Chief Operating
                              Officer and Acting Chief
                              Financial Officer
                              (Principal Financial Officer)

Date:     August 26, 1994     /s/ Kathy J. Ford
                              --------------------------
                              KATHY J. FORD
                              Vice President, Controller
                              (Principal Accounting Officer)


                      WHEREHOUSE ENTERTAINMENT, INC.


Date:     August 26, 1994     /s/ Scott Young
                              --------------------------
                              SCOTT YOUNG
                              Chairman of the Board and Chief
                              Executive Officer and Director
                              (Principal Executive Officer)

Date:     August 26, 1994     /s/ Jerry E. Goldress
                              --------------------------
                              JERRY E. GOLDRESS
                              President and Chief Operating
                              Officer and acting Chief
                              Financial Officer
                              (Principal Financial Officer)

Date:     August 26, 1994     /s/ Kathy J. Ford
                              --------------------------
                              KATHY J. FORD
                              Vice President, Controller
                              (Principal Accounting Officer)