Form 10-Q
period 1994-07-31
WHEREHOUSE ENTERTAINMENT INC
filed 1994-08-31
CIK 50859

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1994

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________

                                           to ____________

                       Commission File Number 1-8281

                      WHEREHOUSE ENTERTAINMENT, INC.
          (Exact name of registrant as specified in its charter)

                                 Delaware
                     (State or other jurisdiction of
                     incorporation or organization)

                                95-2647555
                  (I.R.S. Employer Identification Number)

         19701 Hamilton Avenue
         Torrance, California                     90502-1234
(Address of principal executive offices)          (Zip Code)

                              (310) 538-2314
                      (Registrant's telephone number,
                           including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                   Outstanding at
Class                              July 31, 1994
- - -----                              --------------
Common Stock, $.01 Par Value            10

                             Total of 19 Pages

<page-2>
                                   INDEX

                      WHEREHOUSE ENTERTAINMENT, INC.




                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
                    July 31, 1994 (Unaudited) and
                    January 31, 1994                            3

               Condensed Statements of Operations -
                    Three Months Ended July 31, 1994
                    and 1993 (Unaudited)

                    Six Months Ended July 31, 1994
                    and 1993 (Unaudited)                        4

               Condensed Statements of Cash Flows -
                    Six Months Ended July 31, 1994
                    and 1993 (Unaudited)                        5

               Notes to Condensed Financial Statements          7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               15

     Item 6.   Exhibits and Reports on Form 8-K                18

SIGNATURES                                                     19

<page-3>

                                  PART I.

                           FINANCIAL INFORMATION

                      WHEREHOUSE ENTERTAINMENT, INC.
                         CONDENSED BALANCE SHEETS

                                    July 31,         January 31,
                                      1994              1994
                                  ------------      ------------
                                  (Unaudited)          Note 1
                                  ASSETS

Current Assets
  Cash                            $  5,332,000      $  3,120,000
  Receivables                        2,710,000         2,802,000
  Taxes receivable                         ---         5,000,000
  Merchandise inventory            104,306,000       113,592,000
  Deferred income taxes              4,882,000         4,402,000
  Other current assets               2,364,000         2,573,000
                                  ------------      ------------
      Total current assets         119,594,000       131,489,000

Rental inventory                    13,143,000        11,689,000
Property, equipment and
   improvements, net                43,161,000        47,161,000
Excess of cost over fair value
   of assets acquired, net         141,394,000       142,932,000
Unamortized financing costs,
   leasehold interest, net           9,150,000         9,905,000
Deferred income taxes                6,774,000         6,774,000
Other assets                         1,085,000         1,425,000
                                  ------------      ------------
      Total assets                $334,301,000      $351,375,000
                                  ============      ============

                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Short-term borrowings           $ 13,000,000      $  4,000,000
  Accounts payable and accrued
   expenses                         98,040,000       114,863,000
  Current maturities of capital
   lease obligations and long-
   term debt                         8,189,000         7,772,000
                                  ------------      ------------

      Total current liabilities    119,229,000       126,635,000

Capital lease obligations and
   long-term debt                  161,504,000       163,699,000

Other long-term liabilities          9,445,000         7,426,000

Convertible subordinated
   debentures                        3,675,000         3,635,000

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,700,000        95,855,000

  Accumulated deficit              (55,252,000)      (45,875,000)
                                  ------------      ------------
       Total shareholder's
         equity                     40,448,000        49,980,000
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $334,301,000      $351,375,000
                                  ============      ============

                          See accompanying notes.

<page-4>

                                   WHEREHOUSE ENTERTAINMENT, INC.
                                 CONDENSED STATEMENT OF OPERATIONS
                                            (Unaudited)


                                 Three           Three             Six            Six
                              Months Ended    Months Ended    Months Ended    Months Ended
                              July 31, 1994   July 31, 1993   July 31, 1994   July 31, 1993
                              -------------   -------------   -------------   -------------
Sales                         $ 91,147,000    $ 84,545,000    $183,150,000    $164,940,000
Rental revenue                  23,177,000      24,075,000      45,037,000      46,190,000
                              -------------   -------------   -------------   -------------
                               114,324,000     108,620,000     228,187,000     211,130,000

Cost of sales                   58,170,000      54,138,000     118,260,000     105,651,000
Costs of rentals, including
  amortization                   8,250,000       8,053,000      15,517,000      14,323,000
                              -------------   -------------   -------------   -------------
                                66,420,000      62,191,000     133,777,000     119,974,000

Selling, general and
  administrative expenses       45,863,000      48,643,000      92,451,000      93,864,000
                              -------------   -------------   -------------   -------------

Income (loss) from operations    2,041,000      (2,214,000)      1,959,000      (2,708,000)

Interest expense                 5,783,000       5,887,000      11,408,000      11,771,000
Other income                       (13,000)         (9,000)        (72,000)       (270,000)
                              -------------   -------------   -------------   -------------
                                 5,770,000       5,878,000      11,336,000      11,501,000
                              -------------   -------------   -------------   -------------

Loss before income taxes        (3,729,000)     (8,092,000)     (9,377,000)    (14,209,000)

Benefit for income taxes                 0        (223,000)              0        (945,000)
                              -------------   -------------   -------------   -------------
Net loss                      $ (3,729,000)   $ (7,869,000)     (9,377,000)    (13,264,000)
                              =============   =============   =============   =============


                                      See accompanying notes.

<page-5>

                                   WHEREHOUSE ENTERTAINMENT, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                            Six                Six
                                                        Months Ended       Months Ended
                                                        July 31, 1994      July 31, 1993
                                                        -------------      -------------
OPERATING ACTIVITIES:
  Net loss                                              $ (9,377,000)      $(13,264,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                        23,874,000         23,165,000
     Book value of rental inventory dispositions           2,498,000          4,357,000
     Loss on disposal of fixed assets                            ---             82,000
     Deferred taxes                                         (480,000)          (504,000)
     Changes in operating assets and liabilities:
       Receivables                                            92,000          1,290,000
       Taxes receivable                                    5,000,000
       Merchandise inventory                               9,286,000          3,548,000
       Other current assets                                  209,000           (145,000)
       Accounts payable, accrued expenses, and
        other liabilities                                (14,804,000)       (16,797,000)
       Rental inventory purchases                        (16,971,000)       (16,065,000)
                                                        -------------      -------------
          Net cash used in operating activities             (673,000)       (14,333,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                           (3,877,000)        (3,934,000)
  Purchase of Record Shop                                   (365,000)        (4,606,000)
  Decrease (increase) in other assets and intangibles         58,000           (694,000)
                                                        -------------      -------------
          Net cash used in investing activities           (4,184,000)        (9,234,000)

FINANCING ACTIVITIES:
  Short-term borrowings                                    9,000,000         30,450,000
  Dividend payments                                         (155,000)          (350,000)
  Principal payments on capital lease obligations
   and long-term debt                                     (1,776,000)        (5,302,000)
                                                        -------------      -------------
         Net cash provided by financing activities         7,069,000         24,798,000
                                                        -------------      -------------
Net increase in cash                                       2,212,000          1,231,000

Cash, beginning of the period                              3,120,000            831,000
                                                        -------------      -------------
Cash, end of the period                                 $  5,332,000       $  2,062,000
                                                        =============      =============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                           $ 10,218,000       $ 11,456,000
     Income taxes                                         (4,548,000)         1,298,000

                                      See accompanying notes.

<page-6>
                      WHEREHOUSE ENTERTAINMENT, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Organization and Basis of Presentation

The unaudited condensed financial statements have been prepared by Wherehouse Entertainment, Inc. ("Wherehouse" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at January 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1994. Results of operations for the six months ended July 31, 1994 may not be indicative of the results that may be expected for the year ended January 31, 1995.

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


2.   Summary Financial Information for WEI Holdings, Inc.

WEI Holdings, Inc. ("WEI") holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (92.4% on a fully diluted basis) and certain members of management (7.6% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.


Unconsolidated summary financial information of WEI is provided below.

                                    July 31,      January 31,
                                     1994            1994
                                   ----------     ----------
                                   (In Thousands of Dollars)

     Current Assets                $    35        $    68
     Total Assets                   40,484         50,048
     Current liabilities                76            170
     Total liabilities                  76            170
     Redeemable common stock         3,903          4,140
     Notes receivable from
       shareholders                   (673)          (728)
     Contingent shares                (669)          (702)


                                   For the Six Months Ended
                                    July 31,       July 31,
                                     1994           1993
                                   ---------      ----------
                                   (In Thousands of Dollars)

     Net income                    $     18       $    23

<page-8>

                      WHEREHOUSE ENTERTAINMENT, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED JULY 31, 1994 AND JULY 31, 1993

Aggregate net revenues for the quarter ended July 31, 1994 were $114.3 million compared to $108.6 million for the quarter ended July 31, 1993, an increase of 5.2%. The increase was due to an increase in the number of stores from 339 at July 31, 1993 to 345 at July 31, 1994 and a 2.7% increase in revenues for same-stores (those open for at least 13 months). The Company does not anticipate a significant increase in the number of stores during the current fiscal year.

Merchandise sales were $91.1 million and $84.5 million during the quarters ended July 31, 1994 and 1993, respectively, representing an aggregate increase of 7.8% and an increase of 3.7% on a same-store basis. The increase in same-store sales resulted principally from increased sales of compact discs and of video games and used compact discs, which are newer product lines for the Company. The Company's sales of music cassettes declined from the comparable quarter last year due to the continuing shift in consumer demand to compact discs.

                        Sales and Rental Revenue By
                           Merchandise Category
                           (dollars in millions)

                                        Quarters Ended
                                           July 31,
                                     1994              1993
                                   --------------------------
Merchandise Sales
  Compact discs (including
     used CDs)                      $ 52.4            $ 44.7
  Cassettes and other music           22.8              24.8
                                    -------           -------
       Total Music                    75.2              69.5
  New videocassettes                   5.1               4.8

  Video game software and
     hardware, general
     merchandise, accessories,
     ticket commissions, and
     other                            10.8              10.2
                                    -------           -------
Total merchandise sales               91.1              84.5

Video and other product rentals       23.2              24.1
                                    -------           -------
       Total Revenue                $114.3            $108.6

Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approxi-mately 75% of the Company's stores currently offer videocassettes and other products for rent. Rental revenue was $23.2 million and $24.1 million during the quarters ended July 31, 1994 and 1993, respectively, representing a 3.7% aggregate decrease and a decrease of 0.9% on a same-store basis. Decreases in the rental of videocassettes and video games were offset by increases in revenue from the sale of used videocassettes and other rental products. It is the Company's belief that while the new merchan-dising, pricing and field management strategies implemented during the first quarter of fiscal 1995 and during late fiscal 1994 have to date appeared to beneficially impact the Company's competitive position in the videocassette rental business, the Company's rental revenues have continued to be impacted by competitive factors. The Company anticipates that it will continue to experience strong competition in this area, and no assurance can be given that the Company's new strategies will be successful.

Cost of sales increased $4.1 million to $58.2 million for the quarter ended July 31, 1994, as compared with $54.1 million for the quarter ended July 31, 1993. As a percentage of merchandise sales revenue, cost of sales decreased to 63.8% in the quarter ended July 31, 1994 from 64.0% in the quarter ended July 31, 1993. The 0.2% decrease in cost of sales as a percentage of merchandise sales revenues principally resulted from decreases in merchandise return penalties (1.0%) partially offset by changes in product mix and the utilization of promotional markdowns to generate incremental sales (0.8%). The changes in product mix include the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

Cost of rentals, excluding $0.7 million of purchase accounting amortization recorded in the quarter ended July 31, 1993 (none was recorded in the quarter ended July 31, 1994), increased $0.9 million to $8.3 million for the quarter ended July 31, 1994 as compared with $7.4 million for the quarter ended July 31, 1993. As a percentage of rental revenue, cost of rentals (excluding purchase accounting amortization) increased to 35.6% in the quarter ended July 31, 1994 from 30.5% in the quarter ended July 31, 1993. The 5.1% increase was principally due to the change in accounting estimate for amortization expense which was implement-ed in the fourth quarter of fiscal year ended January 31, 1994 and the acceleration of the recognition of rental amortization to earlier interim periods (10.6%) partially offset by the decrease in the cost of sales of used videocassettes (4.9%) and various other factors (0.6%). The change in estimate for amortization expense eliminated the utilization of salvage value and further accelerated the amortization calculation. Beginning with the first quarter of fiscal 1995, the Company changed its method of reporting the amortization of rental inventory for interim periods based on planned rental inventory purchases for the year rather than recording cumulative amortization in the period that the rental inventory is purchased. This new method accelerates the recognition of rental amortization to earlier interim periods and results in interim gross profit rates that are more reflective of the Company's expected annual gross profit rate. However, this method will not impact the aggregate amount of amortization expense recorded during the fiscal year. It can be expected that cost of rentals for the fiscal year ended 1995 as a percentage of rental revenue will be lower than in fiscal 1994.

Merchandise sales, as a percentage of aggregate net revenues, increased from 77.8% in the quarter ended July 31, 1993 to 79.7% in the quarter ended July 31, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability. However, merchandise sales, as a percentage of aggregate net revenues, decreased from 80.8% in the quarter ended April 30, 1994 after the introduction of new rental merchandising strategies in the first quarter of fiscal 1995.

Selling, general and administrative expenses, excluding $0.9 million and $2.2 million for the amortization of purchase price adjustments resulting from acquisitions, were $45.0 million and $46.4 million for the quarters ended July 31, 1994 and July 31, 1993, respectively, a decrease of $1.4 million, or 3.0%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 39.3% and 42.7% for the quarters ended July 31, 1994 and 1993, respectively. The 3.4% decrease is primarily a result of total payroll having decreased while revenues grew (total payroll was 16.5% versus 18.8% as a percentage of aggregate net revenues during the quarters ended July 31, 1994 and 1993, respectively, a decrease of 2.3%). All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. Advertising expense decreased 1.5% as a percent of aggregate net revenues from 2.2% in the quarter ended July 31, 1993 to 0.7% in the quarter ended July 31, 1994. The decrease is primarily due to timing differences in advertising expenditures with higher advertising dollars being spent in the quarter ended July 31, 1993 to support the introduction of the used CD program. Depreciation and amortization decreased by 0.1% while other operating income increased by 0.1% as a percent of aggregate net revenues. The above decreases in selling, general and admini-strative expenses were slightly offset (0.6%) by increases in rent and other occupancy costs resulting from contractual escalations in base rent for existing stores, lease renewals, leases for new stores and stores acquired during fiscal 1994, and increases for the straight-line effect of scheduled future rent increases. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $0.9 million and $0.8 million for the quarters ended July 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

Income from operations was $2.0 million for the quarter ended July 31, 1994 compared to a loss from operations of $2.2 million for the quarter ended July 31, 1993, an increase in income of $4.2 million. The improvement resulted principally from (i) higher gross profit in spite of a significant increase in video depreciation expense ($0.8 million excluding the effects of purchase accounting), (ii) net decreases in selling, general and administrative expenses ($1.4 million excluding amortization of purchase accounting adjustments), and (iii) a $2.0 million decrease in amortization of purchase accounting adjustments. Excluding the effects of purchase accounting in both periods, income from operations would have been $2.9 million for the quarter ended July 31, 1994 and $0.7 million for the quarter ended July 31, 1993, an improvement of $2.2 million.

Interest expense (net of other income) decreased from $5.9 million for the quarter ended July 31, 1993 to $5.8 million for the quarter ended July 31, 1994, largely due to lower average borrowings on the revolving line of credit in the quarter ended July 31, 1994. Included in interest expense are $0.5 million and $0.4 million attributable to the amortization of acquisition financing costs during the quarters ended July 31, 1994 and 1993, respectively.

Based upon current operations of the Company, the Company did not record a tax benefit for the quarter ended July 31, 1994 and does not currently anticipate doing so for the current fiscal year, although such tax benefits are available to reduce any future taxes payable if the Company generates future taxable income.
For the quarter ended July 31, 1993, the Company recorded an effective tax benefit of $0.2 million, or 2.8% of its loss before income taxes.


FOR THE SIX MONTHS ENDED JULY 31, 1994 AND JULY 31, 1993

Aggregate net revenues for the six months ended July 31, 1994 were $228.2 million compared to $211.1 million for the six months ended July 31, 1993, an increase of 8.1%. The increase was due to an increase in the number of stores from 339 at July 31, 1993 to 345 at July 31, 1994 and a 4.1% increase in revenues for same-stores (those open for at least 13 months).

Merchandise sales were $183.2 million and $164.9 million during the six months ended July 31, 1994 and 1993, respectively, representing an aggregate increase of 11.1% and an increase of 5.3% on a same-store basis. The increase in same-store sales resulted principally from increased sales of compact discs and of video games and used compact discs, which are newer product lines for the Company. The Company's sales of music cassettes declined from the comparable six months last year due to the continuing shift in consumer demand to compact discs.

                        Sales and Rental Revenue By
                           Merchandise Category
                           (dollars in millions)

                                        Six Months Ended
                                           July 31,
                                     1994              1993
                                   --------------------------
Merchandise Sales
  Compact discs (including
     used CDs)                      $103.5            $ 85.4
  Cassettes and other music           45.0              48.3
                                    -------           -------
       Total Music                   148.5             133.7
  New videocassettes                  10.5              10.2

  Video game software and
     hardware, general
     merchandise, accessories,
     ticket commissions, and
     other                            24.2              21.0
                                    -------           -------
Total merchandise sales              183.2             164.9

Video and other product rentals       45.0              46.2
                                    -------           -------
       Total Revenue                $228.2            $211.1

Rental revenue was $45.0 million and $46.2 million for the six months ended July 31, 1994 and 1993, respectively, representing a 2.5% aggregate decrease and a decrease of 0.6% on a same-store basis. Decreases in the rental of videocassettes were offset by increases in revenue from the sale of used videocassettes and other rental products. Game rental revenue was flat to last year.

Cost of sales increased $12.6 million to $118.3 million for the six months ended July 31, 1994, as compared with $105.7 million for the six months ended July 31, 1993. As a percentage of merchandise sales revenue, cost of sales increased to 64.6% in the six months ended July 31, 1994 from 64.1% in the six months ended July 31, 1993. The 0.5% increase resulted principally from changes in product mix and the utilization of promotional markdowns to generate incremental sales (0.6%) and increased costs associated with the provision for estimated inventory shrinkage (0.3%), partially offset by decreases in merchandise return penalties (0.4%). Changes in product mix include the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

Cost of rentals, excluding $1.4 million of purchase accounting amortization recorded in the six months ended July 31, 1993 (none was recorded in the six months ended July 31, 1994), increased $2.6 million to $15.5 million for the six months ended July 31, 1994 compared to $12.9 million for the six months ended July 31, 1993. As a percentage of rental revenue, cost of rentals (excluding purchase accounting amortization) increased to 34.5% for the six months ended July 31, 1994 from 28.0% for the six months ended July 31, 1993. The 6.5% increase was principally due to the change in accounting estimate for amortization expense which was implemented in the fourth quarter of fiscal year ending January 31, 1994, and the acceleration of the recognition of rental amortization to earlier interim periods (11.2%) partially offset by the decrease in the cost of sales of used videocas-settes (3.9%) and various other factors (0.8%).

Merchandise sales, as a percentage of aggregate net revenues, increased from 78.1% in the six months ended July 31, 1993 to 80.3% in the six months ended July 31, 1994.

Selling, general and administrative expenses, excluding $1.7 million and $4.4 million for the amortization of purchase price adjustments resulting from acquisitions, were $90.8 million and $89.5 million for the six months ended July 31, 1994 and 1993, respectively, an increase of $1.3 million, or 1.5%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 39.8% and 42.4% for the six months ended July 31, 1994 and 1993, respectively. The 2.6% decrease is primarily a result of total payroll having decreased while revenues grew (total payroll was 16.6% versus 18.7% as a percentage of aggregate net revenues during the six months ended July 31, 1994 and 1993, respectively, a decrease of 2.1%). All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. Advertising expense decreased 0.7% as a percent of aggregate net revenues from 1.7% in the six months ended July 31, 1993 to 1.0% in the six months ended July 31, 1994. The decrease is primarily due to timing differences in advertising expenditures with higher advertising dollars being spent in the six months ended July 31, 1993 to support the introduction of the used CD program. Other factors, excluding occupancy costs, resulted in a 0.2% decrease in selling, general and administrative expenses as a percentage of aggregate net revenues. The above decreases in selling, general and administrative expenses were slightly offset (0.4%) by increases in rent and other occupancy costs resulting from contractual escalations in base rent for existing stores, lease renewals, leases for new stores and stores acquired during fiscal 1994, and increases for the straight-line effect of scheduled future rent increases. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $1.9 million and $1.5 million for the six months ended July 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

Income from operations was $2.0 million for the six months ended July 31, 1994 compared to a loss from operations of $2.7 million for the six months ended July 31, 1993, an increase in operating income of $4.7 million. The improvement resulted principally from (i) higher gross profits in spite of a significant increase in video depreciation ($1.8 million excluding the effects of purchase accounting), (ii) a $4.2 million decrease in amortiza-tion of purchase accounting adjustments, partially offset by
(iii) net increases in selling, general and administrative expenses ($1.3 million excluding amortization of purchase accounting adjustments). Excluding the effects of purchase accounting in both periods, income from operations would have been $3.7 million for the six months ended July 31, 1994 and $3.1 million for the six months ended July 31, 1993, an improvement of $0.6 million.

Interest expense (net of other income) decreased from $11.5 million for the six months ended July 31, 1993 to $11.3 million for the six months ended July 31, 1994, largely due to lower average borrowings on the revolving line of credit in the six months ended July 31, 1994. Included in interest expense are $0.9 million and $0.8 million attributable to the amortization of acquisition financing costs during the six months ended July 31, 1994 and 1993, respectively.

At July 31, 1994, $54.6 million of the Company's long-term debt (approximately 33% of total long-term debt then outstanding) and the Company's revolving line of credit provided for interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could significantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection arrangement with a major financial institution covering approximately 41.0% of the outstanding balance of the Company's senior term loan.
See "Inflation" below.

Based upon current operations of the Company, the Company did not record a tax benefit for the six months ended July 31, 1994 and does not currently anticipate doing so for the current fiscal year, although such tax benefits are available to reduce any future taxes payable if the Company generates future taxable income. For the six months ended July 31, 1993, the Company recorded an effective tax benefit of $0.9 million or 6.7% of its loss before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 1994, the Company's operations used net cash of $0.7 million compared to $14.3 million during the six months ended July 31, 1993. Operating cash flows in both periods were primarily used for the purchase of merchandise and rental inventory and the payment of service and supplies providers. The $13.6 million decrease in the use of cash flow for operations was primarily the result of reductions in merchandise inventory levels, the receipt of $4.5 million in tax refunds and improved operating income. The Company used $4.2 million in investing activities in the six months ended July 31, 1994 compared to $9.2 million for the six months ended July 31, 1993. Cash used for investing activities was higher in the six months ended July 31, 1993 due to the acquisition of Record Shop assets.

Short-term borrowings were used to finance operations and investing activities, as well as pay down long-term debt and capital lease obligations in both periods.

The Company has a revolving bank line of credit in the amount of $45.0 million which expires on January 31, 1998. At July 31, 1994, the outstanding indebtedness on the line of credit was $13.0 million as compared to $37.0 million at July 31, 1993. The average outstanding indebtedness on the line of credit decreased $12.2 million from $34.2 million for the six months ended July 31, 1993 to $22.0 million for the six months ended July 31, 1994.

As of July 31, 1994, the Company has signed lease commitments to open 4 new stores and may open additional stores over the next twelve months. The Company may, subject to its ability to obtain additional capital, make additional acquisitions if it determines such acquisitions to be appropriate. The Company currently plans to purchase approximately $5 million of point-of-sale equipment over the next twelve months and currently expects to finance this expenditure with working capital and possibly lease financing. Management believes that current cash flows from operations and borrowings under the revolving credit facility will be adequate to meet the Company's liquidity requirements (including the "clean down" requirement whereby all borrowing on the revolving line of credit must be repaid for 30 continuous days) over the next twelve months. Debt service requirements are expected to be funded through internal cash flow or through refinancing in outlying years.


INFLATION

Inflation has not had a material effect on the Company, its operations and its internal and external sources of liquidity and working capital. However, interest rate increases beyond current levels could have an impact on the Company's operations.

The impact on the Company of interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution coverage approximately 41.0% of the outstanding balance of the senior term loan at July 31, 1994.
Such agreement limits the net interest cost to the Company out-side a specified range on the amounts covered by the agreement.
<page-15>
                                  PART II

                             OTHER INFORMATION

Item 1.   Legal Proceedings

          (i)   McMahan and Related Actions.

          In January 1988, holders (the "Debentureholders") of approximately $17 million in principal amount of the Company's 6-1/4% Convertible Subordinated Debentures (the "Debentures") commenced the action McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al., 88 Civ. 0321 (S.D.N.Y.). Defendants are the Company, six of its former directors, Furman Selz, Adler & Shaykin, the former controlling shareholder of the Company ("A&S"), WEI Acquisition Corp. ("WAC"), a corporation formed by A&S for the purpose of acquiring the Company, and WEI.

          An indenture between the Company and Bank of America National Trust and Savings Association (the "Debenture Indenture"), which sets forth the contractual rights of the Debentureholders, provides that under certain circumstances (defined as "triggering events") the Debentureholders will have the right to have their Debentures redeemed by the Company at a specified redemption price. One of the triggering events is a merger of the Company with another company that is not approved by a majority of the "Independent Directors" (as defined in the Debenture Indenture). The claims in this action arose from the 1988 acquisition of the Company by A&S, pursuant to a merger agreement (the "1988 Acquisition Agreement") that was approved by the board of directors of the Company, including a majority of the Independent Directors. At that time, there were approxi-mately $48.3 million in aggregate principal amount of Debentures outstanding.

          The Complaint, as amended, contains seven causes of action. Count I alleges that the Independent Directors' approval of the 1988 Acquisition Agreement violated the Debenture Inden-ture because of the alleged implicit requirement in the Debenture Indenture that the Independent Directors would not approve any merger agreement unless the approval was in the best interests of the Debentureholders. Count II alleges that the board of directors' approval of the 1988 Acquisition Agreement violated the directors' contractual duty of good faith and fair dealing to the Debentureholders. Count III alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures violated Section 11 of the Securities Act of 1933 (the "Securities Act") by failing to disclose that the Independent Directors retained the right to approve any merger proposal, and thereby prevent any right to redemption from arising, whether or not such proposal was in the best interests of the Debentureholders. Count IV, brought solely on behalf of Froley, Revy Investment Co. ("Froley Revy"), alleges that representatives of Furman Selz violated Section 12(2) of the Securities Act by making material misstatements to Froley Revy to the effect that the optional redemption provision was a "special protection" and a "protective covenant" for Debentureholders, without disclosing that the directors retained the power, in their discretion, to approve a transaction and thereby prevent any right to redemption from arising. Count V alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures, as well as the oral state-ments specified in Count IV, violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") for the reasons specified in the descriptions of Counts III and IV.
Count VI alleges that A&S, WAC and WEI interfered with plain-tiffs' alleged contractual rights. Count VII alleges that the 1988 Acquisition was a fraudulent conveyance in violation of New York law.

          The Amended Complaint seeks (a) to invalidate any obligation of the Company to Chemical Bank, which provided financing in connection with the 1988 Acquisition, (b) to set aside any security interest in the Company's assets in favor of Chemical Bank, (c) a declaration that the debt held by Chemical Bank is secured only by the securities which the debt was provided to purchase and (d) damages in an unspecified amount, together with the costs of the action. Although the Amended Complaint also purported to seek an injunction barring the 1988 Acquisition, plaintiffs never applied for such relief and the 1988 Acquisition was consummated.

          By opinion dated April 10, 1990, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the United States District Court for the Southern District of New York (the "District Court") dismissing the federal securities law claims pursuant to Rule 56 of the Federal Rules of Civil Procedure and dismissing the state law claims for lack of subject matter jurisdiction. The Second Circuit, by a vote of two to one, concluded that plaintiffs had presented sufficient evidence to create a question of fact as to whether the offering materials at issue and certain alleged oral communications from Furman Selz to Froley, Revy could have misled a reasonable investor in violation of Section 10(b) of the Exchange Act and Sections 11 and 12(2) of the Securities Act.
The Second Circuit also reinstated the pendent state law claims, and remanded the case to the District Court.

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

          The plaintiffs appealed that determination to the District Court which, on August 12, 1994, adopted that portion of the Report and Recommendation dismissing the plaintiffs' state law claims. However, the District Court declined to adopt the Magistrate's recommendation that plaintiffs' federal securities law claims be dismissed. On August 26, 1994, defendants filed a motion requesting that the District Court reconsider its ruling denying summary judgment on plaintiffs' federal securities law claims or, alternatively, certify its order for an immediate appeal. Based on proceedings to date and the Company's discus-sions with its trial lawyers, the Company believes that this action is without merit and is vigorously defending it.

          $5.7 million principal amount of the Debentures remained outstanding as of January 31, 1994.

          An action entitled Don Thompson v. Wherehouse Enter-tainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.), which is substantially similar to the McMahan action and which was certified as a class action on behalf of all persons who owned Wherehouse debentures as of December 20, 1989, has been conso-lidated with the McMahan action.

          (ii)  Silverman Action Settled In Principle.

          Silverman, et al. v. Wherehouse Entertainment, Inc., et al., Del. Ch. Civ. No. 935. In October 1987, stockholders of the Company filed a class action suit in the Delaware Chancery Court for New Castle County, seeking an injunction to force the Company to negotiate with Shamrock Holdings, Inc. ("Shamrock"). In addition, former stockholders Shaul Shaulson and Harold Kramer brought claims against the Company in Delaware Chancery Court and in the Superior Court for the State of California for the County of Los Angeles, respectively. The California action has been discontinued. In January 1988, Barry Silverman, Philip Frank, Shaul Shaulson and Harold Kramer, each a former stockholder of the Company, filed a Motion for Leave to File a Consolidated and Amended Complaint (for the purpose of the discussion of this litigation, the "Amended Complaint") in Delaware Chancery Court with respect to the Delaware class action, the Shaulson action and the Kramer action. In the Amended Complaint, these former stockholders abandoned their previous claim seeking to force the Company to negotiate with Shamrock, and alleged instead, inter alia, that the board of directors of the Company breached fiduciary duties owed to the stockholders of the Company by virtue of their approval of the offer of WAC to acquire the Company (the "WAC Offer"). They also alleged in the Amended Complaint that because the Board rejected a proposal by Shamrock on October 13, 1987 to negotiate for a purchase by Shamrock of all outstanding shares of common stock of the Company at a price of $14.25 per share, subject to Shamrock's ability to obtain financing and to complete satisfactory due diligence, and subse-quently rejected the Shamrock tender offer of $12.00 per share, the board of directors of the Company should not then have accepted the WAC offer for $14.00 per share. Such former stock-holders further alleged that in deposition testimony given by various members of the board of directors of the Company such members of the board of directors of the Company had stated that they believed at the time of the initial proposal by Shamrock that the shares were worth in excess of $18.00 per share. Plaintiffs received permission to file and serve the Amended Complaint, and in May 1988, the Company filed its answer denying the material allegations in the Amended Complaint and raising affirmative defenses thereto.

          On July 27, 1994, the parties executed a stipulation of settlement in the Silverman action. The settlement agreement in principle provides for no consideration to be paid to any former shareholders of Wherehouse, but for plaintiffs' counsel to apply for an award of legal fees and costs not to exceed $350,000. The settlement is subject to notice to shareholders who owned Where-house common stock as of December 23, 1987 and approval by the court after a hearing on the fairness of the proposed settlement. The court has scheduled a hearing for October 27, 1994 to determine whether the settlement should be approved.

          (iii) Offset Fund.

          As part of the June 1992 Acquisition of the Company and WEI by Merrill Lynch Capital Partners and certain related parties, approximately $18.75 million of the merger consideration payable to the sellers in connection with the Acquisition was deferred and is subject to offset, to the extent the Company incurs certain litigation costs, including costs and expenses relating to the cases entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al.; Don Thompson v. Where-house Entertainment, Inc., et al.; and Silverman, et al. v. Wherehouse Entertainment, Inc., et al., as described in the merger agreement with respect to that Acquisition. All amounts payable under the Silverman settlement will be offset under this provision, and thus such payments will not affect the Company's cash balances or results of operations.

          (iv)  Other.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposi-tion will not have a material impact on the financial position of the Company.


<page-18>
Item 6.   Exhibits and Reports on Form 8-K

          (a) and (b)

          None.

<page-19>
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     August 31, 1994          /s/ Scott Young
                                   --------------------------
                                   SCOTT YOUNG
                                   Chairman of the Board and
                                   Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)


Date:     August 31, 1994          /s/ Jerry E. Goldress
                                   --------------------------
                                   JERRY E. GOLDRESS
                                   President and Chief Operating
                                   Officer and acting Chief
                                   Financial Officer
                                   (Principal Financial Officer)


Date:     August 31, 1994          /s/ Kathy J. Ford
                                   --------------------------
                                   KATHY J. FORD
                                   Vice President, Controller
                                   (Principal Accounting Officer)