Form 10-Q
period 1994-10-31
WHEREHOUSE ENTERTAINMENT INC
filed 1994-12-12
CIK 50859

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1994

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

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                   Outstanding at
Class                              October 31, 1994
- - -----                              --------------
Common Stock, $.01 Par Value            10

                             Total of 19 Pages

<page-2>
                                   INDEX

                      WHEREHOUSE ENTERTAINMENT, INC.




                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
                    October 31, 1994 (Unaudited) and
                    January 31, 1994                            3

               Condensed Statements of Operations -
                    Three Months Ended October 31, 1994
                    and 1993 (Unaudited)

                    Nine Months Ended October 31, 1994
                    and 1993 (Unaudited)                        4

               Condensed Statements of Cash Flows -
                    Nine Months Ended October 31, 1994
                    and 1993 (Unaudited)                        5

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               15

     Item 6.   Exhibits and Reports on Form 8-K                18

SIGNATURES                                                     19

<page-3>

                                  PART I.

                           FINANCIAL INFORMATION

                      WHEREHOUSE ENTERTAINMENT, INC.
                         CONDENSED BALANCE SHEETS

                                  October 31,        January 31,
                                      1994              1994
                                  ------------      ------------
                                  (Unaudited)          Note 1
                                  ASSETS

Current Assets
  Cash                            $  2,315,000      $  3,120,000
  Receivables                        2,654,000         2,802,000
  Taxes receivable                           0         5,000,000
  Merchandise inventory            134,433,000       113,592,000
  Deferred income taxes              4,882,000         4,402,000
  Other current assets               2,372,000         2,573,000
                                  ------------      ------------
      Total current assets         146,656,000       131,489,000

Rental inventory                    15,126,000        11,689,000
Property, equipment and
   improvements, net                45,994,000        47,161,000
Excess of cost over fair value
   of assets acquired, net         140,638,000       142,932,000
Unamortized financing costs,
   leasehold interest, net           8,772,000         9,905,000
Deferred income taxes                6,774,000         6,774,000
Other assets                           754,000         1,425,000
                                  ------------      ------------
      Total assets                $364,714,000      $351,375,000
                                  ============      ============

                   LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Short-term borrowings           $ 26,950,000      $  4,000,000
  Accounts payable and accrued
   expenses                        120,615,000       114,863,000
  Current maturities of capital
   lease obligations and long-
   term debt                         8,400,000         7,772,000
                                  ------------      ------------

      Total current liabilities    155,965,000       126,635,000

Capital lease obligations and
   long-term debt                  160,400,000       163,699,000

Other long-term liabilities         10,261,000         7,426,000

Convertible subordinated
   debentures                        3,696,000         3,635,000

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,696,000        95,855,000

  Accumulated deficit              (61,304,000)      (45,875,000)
                                  ------------      ------------
       Total shareholder's
         equity                     34,392,000        49,980,000
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $364,714,000      $351,375,000
                                  ============      ============

                          See accompanying notes.

<page-4>

                                   WHEREHOUSE ENTERTAINMENT, INC.
                                 CONDENSED STATEMENT OF OPERATIONS
                                            (Unaudited)


                                 Three           Three            Nine           Nine
                              Months Ended    Months Ended    Months Ended    Months Ended
                              Oct. 31, 1994   Oct. 31, 1993   Oct. 31, 1994   Oct. 31, 1993
                              -------------   -------------   -------------   -------------
Sales                         $ 92,003,000    $ 85,760,000    $275,153,000    $250,700,000
Rental revenue                  20,648,000      22,139,000      65,685,000      68,329,000
                              -------------   -------------   -------------   -------------
                               112,651,000     107,899,000     340,838,000     319,029,000

Cost of sales                   58,100,000      55,234,000     176,360,000     160,885,000
Costs of rentals, including
  amortization                   8,633,000       8,091,000      24,150,000      22,414,000
                              -------------   -------------   -------------   -------------
                                66,733,000      63,325,000     200,510,000     183,299,000

Selling, general and
  administrative expenses       46,081,000      49,374,000     138,532,000     143,238,000
                              -------------   -------------   -------------   -------------

(Loss) income from operations     (163,000)     (4,800,000)      1,796,000      (7,508,000)

Interest expense                 5,874,000       5,910,000      17,282,000      17,681,000
Other income                        15,000          (9,000)        (57,000)       (279,000)
                              -------------   -------------   -------------   -------------
                                 5,889,000       5,901,000      17,225,000      17,402,000
                              -------------   -------------   -------------   -------------

Loss before income taxes        (6,052,000)    (10,701,000)    (15,429,000)    (24,910,000)

Benefit for income taxes                 0      (8,157,000)              0      (9,102,000)
                              -------------   -------------   -------------   -------------
Net loss                      $ (6,052,000)   $ (2,544,000)   $(15,429,000)   $(15,808,000)
                              =============   =============   =============   =============


                                      See accompanying notes.

<page-5>

                                   WHEREHOUSE ENTERTAINMENT, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                            Nine               Nine
                                                        Months Ended       Months Ended
                                                        Oct. 31, 1994      Oct. 31, 1993
                                                        -------------      -------------
OPERATING ACTIVITIES:
  Net loss                                              $(15,429,000)      $(15,808,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                        34,975,000         35,089,000
     Book value of rental inventory dispositions           4,884,000          6,907,000
     Gain on disposal of fixed assets                            ---            (10,000)
     Deferred taxes                                         (480,000)        (4,175,000)
     Changes in operating assets and liabilities:
       Receivables                                           148,000          1,404,000
       Taxes receivable                                    5,000,000
       Merchandise inventory                             (20,841,000)        (8,025,000)
       Other current assets                                  201,000         (1,219,000)
       Accounts payable, accrued expenses, and
        other liabilities                                  8,587,000         (6,826,000)
       Rental inventory purchases                        (27,588,000)       (22,248,000)
                                                        -------------      -------------
          Net cash used in operating activities          (10,543,000)       (14,911,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                          (10,029,000)        (8,127,000)
  Purchase of Record Shop                                   (601,000)        (5,853,000)
  Decrease (increase) in other assets and intangibles        247,000           (986,000)
                                                        -------------      -------------
          Net cash used in investing activities          (10,383,000)       (14,966,000)


FINANCING ACTIVITIES:
  Short-term borrowings                                   22,950,000         35,400,000
  Dividend payments                                         (160,000)          (350,000)
  Principal payments on capital lease obligations
   and long-term debt                                     (2,669,000)        (5,526,000)
                                                        -------------      -------------
         Net cash provided by financing activities        20,121,000         29,524,000
                                                        -------------      -------------
Net decrease in cash                                        (805,000)          (353,000)

Cash, beginning of the period                              3,120,000            831,000
                                                        -------------      -------------
Cash, end of the period                                 $  2,315,000       $    478,000
                                                        =============      =============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                           $ 18,867,000       $ 20,220,000
     Income taxes                                         (4,548,000)           205,000

                                      See accompanying notes.

<page-6>
                      WHEREHOUSE ENTERTAINMENT, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Organization and Basis of Presentation

The unaudited condensed financial statements have been prepared by Wherehouse Entertainment, Inc. ("Wherehouse" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at January 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered neces-sary for a fair presentation have been included. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1994. Results of operations for the nine months ended October 31, 1994 may not be indicative of the results that may be expected for the year ended January 31, 1995.

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


2.   Summary Financial Information for WEI Holdings, Inc.

WEI Holdings, Inc. ("WEI") holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (93.2% on a fully diluted basis) and certain members of management (6.8% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.


Unconsolidated summary financial information of WEI is provided below.

                                   October 31,    January 31,
                                     1994            1994
                                   ----------     ----------
                                   (In Thousands of Dollars)

     Current Assets                $    48        $    68
     Total Assets                   34,440         50,048
     Current liabilities                94            170
     Total liabilities                  94            170
     Redeemable common stock         3,872          4,140
     Notes receivable from
       shareholders                   (663)          (728)
     Contingent shares                (650)          (702)


                                   For the Nine Months Ended
                                   October 31,    October 31,
                                     1994           1993
                                   ---------      ----------
                                   (In Thousands of Dollars)

     Net income                    $    30        $    34

<page-8>

                      WHEREHOUSE ENTERTAINMENT, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1994 AND OCTOBER 31, 1993

Aggregate net revenues for the quarter ended October 31, 1994 were $112.7 million compared to $107.9 million for the quarter ended October 31, 1993, an increase of 4.4%. The increase was due to a 2.5% increase in revenues for same-stores (those open for at least 13 months) and an increase in the number of stores from 338 at October 31, 1993 to 348 at October 31, 1994. The Company does not anticipate a significant increase in the number of stores during the remainder of the current fiscal year.

Merchandise sales were $92.0 million and $85.8 million during the quarters ended October 31, 1994 and 1993, respectively, repre-senting an aggregate increase of 7.3% and an increase of 4.3% on a same-store basis. The increase in same-store sales resulted principally from increased sales of compact discs. The Company's sales of music cassettes declined from the comparable quarter last year due to the continuing shift in consumer demand to compact discs. Sales of new videocassettes increased due prima-rily to the release of Jurassic Park and Snow White and the Seven Dwarfs. The Company's sales of video game software and hardware declined as the Company reduced its breadth of product in order to concentrate on the most important titles and due to a weaker release schedule than in the prior period. Sales of blank tape continued to decrease due to competitive pressures.

                        Sales and Rental Revenue By
                           Merchandise Category
                           (dollars in millions)

                                        Quarters Ended
                                          October 31,
                                     1994              1993
                                   --------------------------
Merchandise Sales
  Compact discs (including
     used CDs)                      $  54.6           $  46.5
  Cassettes and other music            21.6              22.3
                                    -------           -------
       Total Music                     76.2              68.8
  New videocassettes                    6.0               5.5
  Video game software and hardware,
     general merchandise, acces-
     sories, ticket commissions,
     and other                          9.8              11.5
                                    -------           -------
Total merchandise sales                92.0              85.8
Video and other product rentals        20.6              22.1
                                    -------           -------
       Total Revenue                $ 112.7           $ 107.9

Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approxi-mately 75% of the Company's stores currently offer videocassettes and other products for rent. Rental revenue was $20.6 million and $22.1 million during the quarters ended October 31, 1994 and 1993, respectively, representing a 6.8% aggregate decrease and a 4.2% decrease on a same-store basis. Decreases in the rental of videocassettes and video games resulted primarily from continued competitive pressures. These decreases were partially offset by increases in revenue from the sale of used videocassettes and other rental products. The Company anticipates that it will continue to experience strong competition in the rental business.

Cost of sales increased $2.9 million to $58.1 million for the quarter ended October 31, 1994, as compared with $55.2 million for the quarter ended October 31, 1993. As a percentage of merchandise sales revenue, cost of sales decreased to 63.2% in the quarter ended October 31, 1994 from 64.4% in the quarter ended October 31, 1993. The 1.2% decrease in cost of sales as a percentage of merchandise sales revenues resulted principally from decreases in merchandise return penalties and higher discounts from vendors, partially offset by an increase in the shrinkage accrual. The Company continues to experience strong competition in the merchandise sale business, both from existing competitors and new entrants in its markets. As these competi-tive pressures increase, the Company's margins may be adversely affected.

Cost of rentals, excluding $0.7 million of purchase accounting amortization recorded in the quarter ended October 31, 1993 (none was recorded in the quarter ended October 31, 1994), increased $1.2 million to $8.6 million for the quarter ended October 31, 1994 as compared with $7.4 million for the quarter ended October 31, 1993. As a percentage of rental revenue, cost of rentals (excluding purchase accounting amortization) increased to 41.8% in the quarter ended October 31, 1994 from 33.4% in the quarter ended October 31, 1993. The 8.4% increase was principally due to the change in accounting estimate for amortization expense which was implemented in the fourth quarter of the fiscal year ended January 31, 1994 and the acceleration of the recognition of rental amortization to earlier interim periods. The change in estimate for amortization expense eliminated the utilization of salvage value and further accelerated the amortization calcula-tion. Due to the effect of the change in accounting estimate recorded at the end of fiscal 1994, it can be expected that cost of rentals for the fiscal year ended January 31, 1995 as a percentage of rental revenue will be lower than in fiscal 1994. In addition to the fiscal 1994 change in estimate, the Company changed its method of reporting the amortization of rental inventory for interim periods, beginning with the first quarter of fiscal 1995. Interim reporting of amortization is based on planned rental inventory purchases for the year rather than recording cumulative amortization in the period that the rental inventory is purchased. This new method accelerates the recogni-tion of rental amortization to earlier interim periods and results in interim gross profit rates that are more reflective of the Company's expected annual gross profit rate. However, this method will not impact the aggregate amount of amortization expense recorded for the fiscal year.

Merchandise sales, as a percentage of aggregate net revenues, increased from 79.5% in the quarter ended October 31, 1993 to 81.7% in the quarter ended October 31, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on overall margin rates.

Selling, general and administrative expenses, excluding $0.9 million and $2.2 million in the amortization of purchase accounting adjustments resulting from acquisitions, were $45.2 million and $47.1 million for the quarters ended October 31, 1994 and October 31, 1993, respectively, a decrease of $1.9 million. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase accounting adjustments, were 40.1% and 43.7% for the quarters ended October 31, 1994 and 1993, respectively. The 3.6% decrease is primarily a result of total payroll having decreased while
revenues grew.   All categories of payroll, including stores,
administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. Advertising expense also decreased as a percent of aggregate net revenues in the quarter ended October 31, 1994 compared to the quarter ended October 31, 1993. The decrease is primarily due to timing differences in advertising expenditures. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $0.8 million and $0.6 million for the quarters ended October 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

The loss from operations was $0.2 million for the quarter ended October 31, 1994 compared to a loss from operations of $4.8 million for the quarter ended October 31, 1993, an improvement of $4.6 million. The improvement resulted principally from (i) higher gross profit on sale merchandise, (ii) net decreases in selling, general and administrative expenses ($1.9 million, excluding amortization of purchase accounting adjustments), and
(iii) a $2.0 million decrease in amortization of purchase accounting adjustments. Excluding the effects of purchase accounting adjustments in both periods, income from operations would have been $0.7 million for the quarter ended October 31, 1994 and a loss from operations of $1.9 million for the quarter ended October 31, 1993, an improvement of $2.6 million.

Interest expense (net of other income) was essentially flat at $5.9 million for the quarters ended October 31, 1994 and October 31, 1993. The benefit of lower average borrowings on the revolving line of credit was largely offset by slightly higher interest rates. Included in interest expense are $0.5 million and $0.4 million attributable to the amortization of acquisition financing costs during the quarter ended October 31, 1994 and 1993, respectively.

Based upon current operations of the Company, the Company did not record a tax benefit for the quarter ended October 31, 1994 and does not currently anticipate doing so for the current fiscal year, although such tax benefits are available to reduce any future taxes payable if the Company generates future taxable income. For the quarter ended October 31, 1993, the Company recorded an effective tax benefit of 76.2% due to the passage of legislation related to the Targeted Job Tax Credit program in August 1993. This legislation was retroactive to July 1992, and the cumulative effect of the credit was recorded in the quarter ended October 31, 1993. Additionally, during the quarter ended October 31, 1993, the tax rate was adjusted to reflect a revision in the estimated tax benefit rate for the fiscal year.


FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 AND OCTOBER 31, 1993

Aggregate net revenues for the nine months ended October 31, 1994 were $340.8 million compared to $319.0 million for the nine months ended October 31, 1993, an increase of 6.8%. The increase was due to a 3.6% increase in revenues for same-stores (those open for at least 13 months) and an increase in the number of stores from 338 at October 31, 1993 to 348 at October 31, 1994. The Company does not anticipate a significant increase in the number of stores during the remainder of the current fiscal year.

Merchandise sales were $275.2 million and $250.7 million during the quarters ended October 31, 1994 and 1993, respectively, representing an aggregate increase of 9.8% and an increase of 5.0% on a same-store basis. The increase in same-store sales resulted principally from sales of compact discs and of used compact discs, which is a newer product line for the Company. The Company's sales of music cassettes declined from the compar-able period last year due to the continuing shift in consumer demand to compact discs.

                        Sales and Rental Revenue By
                           Merchandise Category
                           (dollars in millions)

                                        Nine Months Ended
                                           October 31,
                                     1994              1993
                                   --------------------------
Merchandise Sales
  Compact discs (including
     used CDs)                      $ 158.0           $ 131.9
  Cassettes and other music            66.6              70.6
                                    -------           -------
       Total Music                    224.6             202.5
  New videocassettes                   16.5              15.8
  Video game software and hardware,
     general merchandise, acces-
     sories, ticket commissions,
     and other                         34.1              32.4
                                    -------           -------
Total merchandise sales               275.2             250.7
Video and other product rentals        65.7              68.3
                                    -------           -------
       Total Revenue                $ 340.8           $ 319.0

Rental revenue was $65.7 million and $68.3 million during the nine months ended October 31, 1994 and 1993, respectively, repre-senting a 3.9% aggregate decrease and a 1.8% decrease on a same-store basis. Decreases in the rental of videocassettes and video games resulted primarily from continued competitive pressures. These decreases were partially offset by increases in revenue from the sale of used videocassettes and other rental products.

Cost of sales increased $15.5 million to $176.4 million in the nine months ended October 31, 1994, as compared with $160.9 million in the nine months ended October 31, 1993. As a percentage of merchandise sales revenue, cost of sales remained relatively flat, at 64.1% for the nine month period ended October 31, 1994, as compared with 64.2% for the nine month period ended October 31, 1993.

Cost of rentals, excluding $2.1 million of purchase accounting amortization recorded in the nine months ended October 31, 1993 (none was recorded in the nine months ended October 31, 1994), increased $3.9 million to $24.2 million in the nine months ended October 31, 1994 as compared with $20.3 million in the nine months ended October 31, 1993. As a percentage of rental revenue, cost of rentals (excluding purchase accounting amortiza-tion) increased to 36.8% in the nine months ended October 31, 1994 from 29.7% in the nine months ended October 31, 1993. The 7.1% increase was principally due to the change in accounting estimate for amortization expense which was implemented in the fourth quarter of the fiscal year ended January 31, 1994 and the acceleration of the recognition of rental amortization to earlier interim periods.

Merchandise sales, as a percentage of aggregate net revenues, increased from 78.6% in the quarter ended October 31, 1993 to 80.7% in the nine months ended October 31, 1994. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on overall margin rates.

Selling, general and administrative expenses, excluding $2.6 million and $6.7 million in the amortization of purchase accounting adjustments resulting from acquisitions, were $136.0 million and $136.6 million for the nine months ended October 31, 1994 and October 31, 1993, respectively, a decrease of $0.6 million. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase accounting adjustments, were 39.9% and 42.8% for the nine months ended October 31, 1994 and 1993, respectively. The 2.9% decrease is primarily a result of total payroll having decreased while revenues grew. All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. Advertising expense decreased as a percent of aggregate net revenues in the nine months ended October 31, 1994 compared to the nine months ended October 31, 1993. The decrease is primarily due to timing differences in advertising expenditures. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $2.7 million and $2.2 million for the nine months ended October 31, 1994 and 1993, respectively. Absolute dollar increases in rent and occupancy expenses are expected to continue.

Income from operations was $1.8 million for the nine months ended October 31, 1994 compared to a loss from operations of $7.5 million for the nine months ended October 31, 1993, an improve-ment of $9.3 million. The improvement resulted principally from
(i) higher gross profit on sale merchandise, (ii) net decreases in selling, general and administrative expenses ($0.6 million, excluding amortization of purchase accounting adjustments), and
(iii) a $6.2 million decrease in amortization of purchase accounting adjustments. Excluding the effects of purchase accounting adjustments in both periods, income from operations would have been $4.4 million for the nine months ended October 31, 1994 and $1.3 million for the nine months ended October 31, 1993, an improvement of $3.1 million.

Interest expense (net of other income) decreased slightly to $17.2 million for the nine months ended October 31, 1994 from $17.4 million for the nine months ended October 31, 1993. The benefit of lower average borrowings on the revolving line of credit was largely offset by slightly higher interest rates. Included in interest expense are $1.4 million and $1.2 million attributable to the amortization of acquisition financing costs during the nine months ended October 31, 1994 and 1993, respectively.

Based upon current operations of the Company, the Company did not record a tax benefit for the nine months ended October 31, 1994 and does not currently anticipate doing so for the current fiscal year, although such tax benefits are available to reduce any future taxes payable if the Company generates future taxable income. For the nine months ended October 31, 1993, the Company recorded an effective tax benefit of 36.5%.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 1994, the Company's operations used net cash of $10.5 million compared to $14.9 million during the nine months ended October 31, 1993. Operating cash flows in both periods were primarily used for the purchase of merchandise and rental inventory. The $4.4 million decrease in the use of cash flow from operating activities was primarily the result of an increase in trade accounts payable due to extended dating programs provided by vendors and payables to support higher inventory levels than in the prior period, the receipt of $4.5 million in tax refunds and improved operating income. The Company used $10.4 million in investing activities in the nine months ended October 31, 1994 compared to $15.0 million in the nine months ended October 31, 1993. Cash used in investing activities was higher for the nine months ended October 31, 1993 due to the acquisition of Record Shop assets.

Short-term borrowings were used to finance operations and investing activities, as well as pay down long-term debt and capital lease obligations in both periods.

The Company has a revolving bank line of credit in the amount of $45.0 million which expires on January 31, 1998. At October 31, 1994, the outstanding indebtedness on the line of credit was $27.0 million as compared to $42.0 million at October 31, 1993. Negative working capital of $9.3 million at October 31, 1994 compared to postive working capital of $4.8 million at January 31, 1994 is a result of the seasonality of the Company's business.

As of October 31, 1994 the Company has signed lease commitments to open two new stores and may open additional stores over the next twelve months. The Company may, subject to its ability to obtain additional capital, make additional acquisitions if it determines such acquisitions to be appropriate. The Company is currently purchasing approximately $5 million of point-of-sale equipment with the purchase to be completed during fiscal year 1996. This expenditure is being financed with working capital and possibly lease financing. Management believes that current cash flows from operations and borrowings under the revolving credit facility will be adequate to meet the Company's liquidity requirements (including the "clean down" requirement whereby all borrowing on the revolving line of credit must be repaid for 30 continuous days) over the next twelve months. Debt service requirements are expected to be funded through internal cash flow or through refinancing in outlying years.

INFLATION

Inflation has not had a material effect on the Company, its operations and its internal and external sources of liquidity and working capital. However, interest rate increases beyond current levels could have an impact on the Company's operations.

The impact on the Company of interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40.4% of the outstanding balance of the senior term loan at October 31, 1994. Such agreement limits the net interest cost to the Company out-side a specified range on the amounts covered by the agreement.

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

          An indenture between the Company and Bank of America National Trust and Savings Association (the "Debenture Inden-ture"), which sets forth the contractual rights of the Debenture-holders, provides that under certain circumstances (defined as "triggering events") the Debentureholders will have the right to have their Debentures redeemed by the Company at a specified redemption price. One of the triggering events is a merger of the Company with another company that is not approved by a majority of the "Independent Directors" (as defined in the Deben-ture Indenture). The claims in this action arose from the 1988 acquisition of the Company by A&S, pursuant to a merger agreement (the "1988 Acquisition Agreement") that was approved by the board of directors of the Company, including a majority of the Indepen-dent Directors. At that time, there were approximately $48.3 million in aggregate principal amount of Debentures outstanding.

          The Complaint, as amended, contains seven causes of action. Count I alleges that the Independent Directors' approval of the 1988 Acquisition Agreement violated the Debenture Inden-ture because of the alleged implicit requirement in the Debenture Indenture that the Independent Directors would not approve any merger agreement unless the approval was in the best interests of the Debentureholders. Count II alleges that the board of direc-tors' approval of the 1988 Acquisition Agreement violated the directors' contractual duty of good faith and fair dealing to the Debentureholders. Count III alleges that defendants violated
Section 11 of the Securities Act of 1933 (the "Securities Act") by omitting to disclose in the prospectus which was issued in connection with the Debenture offering that the Independent Directors retained the right to approve any merger proposal, and thereby prevent any right to redemption from arising, whether or not such proposal was in the best interests of the Debenture-holders. Count IV, brought solely on behalf of Froley, Revy Investment Co. ("Froley Revy"), alleges that representatives of Furman Selz violated Section 12(2) of the Securities Act by making material misstatements to Froley Revy to the effect that the optional redemption provision was a "special protection" and a "protective covenant" for Debentureholders, without disclosing that the directors retained the power, in their discretion, to approve a transaction and thereby prevent any right to redemption from arising. Count V alleges that the prospectus issued by the Company and Furman Selz in connection with the offering of the Debentures, as well as the oral statements specified in Count IV, violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") for the reasons specified in the descrip-tions of Counts III and IV. Count VI alleges that A&S, WAC and WEI interfered with plaintiffs' alleged contractual rights.
Count VII alleges that the 1988 Acquisition was a fraudulent conveyance in violation of New York law.

          The Amended Complaint seeks, inter alia, damages in an unspecified amount, together with the costs of the action.

          On May 22, 1989, United States District Court for the Southern District of New York (the "District Court") dismissed plaintiffs' federal securities law claims pursuant to Rule 56 of the Federal Rules of Civil Procedure and dismissed the state law claims for lack of subject matter jurisdiction. By opinion dated April 10, 1990, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the District Court and remanded the case.

          Discovery has concluded, and defendants moved for summary judgment and requested dismissal of plaintiffs' complaint in its entirety. Plaintiffs also moved for partial summary judgment on their contract claims. On March 11, 1994, the United States Magistrate Judge issued a Report and Recommendation which recommended that defendants' motion for summary judgment be granted and that the complaints in these actions be dismissed.

          The plaintiffs appealed that determination to the District Court which, on August 12, 1994, adopted that portion of the Report and Recommendation dismissing the plaintiffs' state law claims. However, the District Court declined to adopt the Magistrate's recommendation that plaintiffs' federal securities law claims be dismissed. Defendants requested that the District Court certify its order denying summary judgment for an immediate appeal. In October 1994, the District Court granted defendants' motion for certification, and requests for permission to appeal the order are currently pending in the Second Circuit. Appellate review of the District Court's Order may only be obtained if the Second Circuit agrees with the District Court's finding that the grounds for an interlocutory appeal have been satisfied. The Company believes that this action is without merit and is vigorously defending it.

          $5.7 million principal amount of the Debentures remained outstanding as of January 31, 1994.

          An action entitled Don Thompson v. Wherehouse Enter-tainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.), which is substantially similar to the McMahan action and which was certified as a class action on behalf of all persons who owned Wherehouse debentures as of December 20, 1987, has been conso-lidated with the McMahan action.

          (ii)  Silverman Action Settled.

          Silverman, et al. v. Wherehouse Entertainment, Inc., et al., Del. Ch. Civ. No. 935. In October 1987, stockholders of the Company filed a class action in the Delaware Chancery Court for New Castle County, seeking an injunction to force the Company to negotiate a merger with Shamrock Holdings, Inc. ("Shamrock"). In addition, former stockholder Shaul Shaulson filed a complaint against the Company in the Superior Court for the State of California for the County of Los Angeles. The California action was voluntarily dismissed by plaintiff. In January 1988, plain-tiffs filed a Consolidated and Amended Complaint (the "Amended Complaint") in Delaware Chancery Court. In the Amended Com-plaint, plaintiffs abandoned their previous claim seeking to force the Company to negotiate with Shamrock, and alleged instead, inter alia, that the board of directors of the Company breached fiduciary duties owed to the stockholders of the Company by virtue of their approval of the offer of WAC to acquire the Company (the "WAC Offer"). The Amended Complaint also alleged that because the Board rejected a proposal by Shamrock on October 13, 1987 to negotiate for a purchase by Shamrock of all outstanding shares of common stock of the Company at a price of $14.25 per share, subject to Shamrock's ability to obtain financing and to complete satisfactory due diligence, and subse-quently rejected the Shamrock tender offer of $12.00 per share, the Board should not then have accepted the WAC offer for $14.00
per share.   Defendants filed an answer denying the material
allegations in the Amended Complaint and raising affirmative defenses thereto.

          For a description of previous developments with respect to this matter, see Item 1 of Part II to Registrant's Quarterly
Report on Form 10-Q for the quarter ended July 31, 1994.

          The Delaware Chancery Court approved a settlement of this action on October 27, 1994. Under the terms of the settle-ment, no consideration is to be paid to any former shareholders of Wherehouse; plaintiffs' counsel may apply to the Court for an award of attorneys fees and disbursements in an amount not to exceed $350,000. The Court awarded plaintiffs $350,000 in attorneys' fees and disbursements, and this amount was paid on December 6, 1994 through the Offset Fund described below.

          (iii) Offset Fund.

          As part of the June 1992 Acquisition of the Company and WEI by Merrill Lynch Capital Partners and certain related parties, approximately $18.75 million of the merger consideration payable to the sellers in connection with the Acquisition was deferred and is subject to offset, to the extent the Company incurs certain litigation costs, including costs and expenses relating to the cases entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al.; Don Thompson v. Where-house Entertainment, Inc., et al.; and Silverman, et al. v. Wherehouse Entertainment, Inc., et al., as described in the merger agreement with respect to that Acquisition. All amounts payable under the Silverman settlement were offset under this provision on December 6, 1994, and thus such payments do not affect the Company's cash balances or results of operations.

          (iv)  Other.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposi-tion will not have a material impact on the financial position of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Current Reports on Form 8-K

               No current reports on Form 8-K were filed during the quarter ended October 31, 1994.

<page-19>
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     December 9, 1994         /s/ Scott Young
                                   --------------------------
                                   SCOTT YOUNG
                                   Chairman of the Board and
                                   Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)


Date:     December 9, 1994         /s/ Jerry E. Goldress
                                   --------------------------
                                   JERRY E. GOLDRESS
                                   President and Chief Operating
                                   Officer and acting Chief
                                   Financial Officer
                                   (Principal Financial Officer)


Date:     December 9, 1994         /s/ Kathy J. Ford
                                   --------------------------
                                   KATHY J. FORD
                                   Vice President, Controller
                                   (Principal Accounting Officer)