Form 10-K405
period 1995-01-31
WHEREHOUSE ENTERTAINMENT INC
filed 1995-05-15
CIK 50859

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended January 31, 1995

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

                      19701 Hamilton Avenue
                 Torrance, California 90502-1334
                 (Address of principal executive
                   offices including ZIP code)

                          (310) 538-2314
       (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                 6 1/4% Convertible Subordinated
                   Debentures Due July 1, 2006
                         (Title of class)

                     American Stock Exchange
                        (Name of Exchange)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

     All of the voting stock of registrant is held by WEI Holdings, Inc., a Delaware corporation ("WEI"). All of the voting stock of WEI Holdings, Inc. is held by affiliates. All officers, directors and more than 5% stockholders of WEI Holdings, Inc. are deemed "affiliates" of WEI Holdings, Inc. for the purpose of determining the foregoing. The registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

     As of January 31, 1995, 2,360,729 shares of WEI's common stock and 10 shares of registrant's common stock were issued and outstanding.

                             PART I


Item 1.   BUSINESS

     Wherehouse Entertainment, Inc. (the "Company" or "Where-house") is, based upon published and other information available to its management, in terms of both revenues and store count, one of the largest retailers of prerecorded music and videocassettes rentals in the western U.S. Founded in 1970 as a music retailer, Wherehouse has evolved into a diversified entertainment retailer with a broad range of prerecorded music, videocassettes and other products. As the Company has grown, its product lines and product mix have been adapted to changes in electronics techno-logy and consumer tastes.

Recent Developments and Uncertainties

     Recent developments described below have led to uncertain-ties as to the Company's ability to continue operations as a going concern.

     The Company has a highly leveraged capital structure with total debt outstanding at April 30, 1995 of $207.3 million, including current portion of long-term debt and amounts outstand-ing under the Company's revolving credit facility. During each of its fiscal years ended January 31, 1995 and 1994, the Company recorded significant net losses which have produced a Sharehold-ers' Deficit of $112.5 million at January 31, 1995 (See Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). Results of operations and cash flows have been, and will continue to be, affected by the increased interest expense and requirements for debt repayments resulting from the June 1992 leveraged acquisi-tion of the Company's parent, WEI (the "Acquisition").

     In order to repay the indebtedness incurred in connection with the Acquisition, and its other indebtedness, the Company will be required to generate substantial operating cash flow.
The ability of the Company to generate sufficient operating cash flows and meet its debt service obligations within the required contractual time frames is subject to both prevailing economic conditions and to various business and other factors including, among others, the Company's ability to increase operating profits and cash flows, restructure its outstanding indebtedness, and/or obtain alternative sources of financing. The ability of the Company to improve its operating profits and cash flows cannot be assured. In addition, there can be no assurance that the Company will be able to restructure its outstanding indebtedness or obtain new financing, or that, if such measures are available, that the terms thereof would be favorable to the Company, its shareholders, or the holders of its outstanding debt securities.

     While the Company believes that, based upon its current level of operations, it could meet its debt service obligations within the required contractual time frames for the remainder of fiscal year 1996, recent factors, including those discussed in the following paragraphs and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document raise significant uncer-tainties as to its ability to effect the repayment of its outstanding indebtedness within and beyond that time frame.

     During the quarter ended April 30, 1995, the Company experi-enced an 8.9% decline in same-store revenues which it attributes to the music industry's lack of new hit releases, a decrease in the sales of video games and continued competitive pressures in certain of its markets. As a result, the Company has also experienced declining gross margins.

     While the Company continues to exercise control over operat-ing expenses and intends to manage inventory investment through the use of improved distribution systems and other working capital management methods, any further significant decreases in revenues or any significant decline in gross margins will cause the Company to default on the loan agreement covenants in fiscal year 1996 as well as impact its liquidity. The Company had average borrowings of $36.4 million on its revolving line of credit during the quarter ended April 30, 1995 compared to average borrowings of $22.6 million during the quarter ended April 30, 1994. At April 30, 1995, the Company had borrowings of $40.0 million compared to borrowings of $24.7 million at April 30, 1994.

     The Company was not in compliance with its loan agreement covenants at January 31, 1995, and as a result of the above factors, among others, it appeared that the Company might not be in compliance with certain covenants at April 30, 1995. As a result, the Company requested and received from its senior lenders waivers with respect to its loan agreement covenants through May 15, 1995, and, on May 11, 1995, the lenders extended the term of these waivers through June 30, 1995. In connection with the extension, the lenders required that the Company and WEI, among other things, use their best efforts to develop and implement a plan for the restructuring of their capital struc-ture. The Company is presently discussing further waivers of or amendments to its bank agreement covenants for the remainder of fiscal year 1996. However, the Company can give no assurances as to its ability to obtain further waivers of or amendments to its bank agreement covenants. If the Company is unable to obtain such waivers or amendments, or is unable to satisfy the conditions under which such waivers or amendments are issued, the lenders could suspend or terminate the loan agreement and accelerate the amounts then outstanding.

     Should the Company be unsuccessful in obtaining additional waivers of or satisfactory amendments to its loan agreement covenants, or if the Company's revenues continue to decline, the Company's ability to continue operations as a going concern would be uncertain and its continued viability could be in jeopardy.
As a result of these and other factors, the Company's independent auditors, Ernst & Young LLP, have included an explanatory paragraph in their opinion on the Company's fiscal 1995 financial statements addressing uncertainties as to the Company's ability to continue operations as a going concern.

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Going Concern, Subsequent
Events and Uncertainties".


GENERAL

     Wherehouse operated 347 stores at January 31, 1995 in eleven states under the names "The Wherehouse", "Wherehouse Entertain-ment", "Record Shop", "Paradise Music", "Rocky Mountain Records", "Leopolds" and "Odyssey". All but eighteen of the Company's stores operate under "The Wherehouse" name. The "Record Shop", "Paradise Music", and "Rocky Mountain Records" names were acquired with the acquisitions of those stores between 1992 and 1994, and 18 of the stores continue to operate under those names at this time.

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

     In the fiscal year ended January 31, 1995 ("fiscal 1995"), sales of prerecorded music, videocassettes, video games, and accessories accounted for 82% of revenues, and rentals of video-cassettes, video games, and other products accounted for 18% of revenues.

     The Company has significantly expanded its retail operations since fiscal 1991. At February 1, 1991, Wherehouse operated 263 stores. Since then, 113 stores have been opened, 48 as a result of acquisitions and 65 as internally developed locations, while 29 have been closed, expanding the Company's operations to a net total of 347 stores in eleven states as of January 31, 1995 (see "Store Additions and Site Selection" below). Of the 347 stores operating as of January 31, 1995, 274 stores were located in strip centers or freestanding buildings and 73 were located in malls. Approximately 90% of the Company's stores are concentrated in ten major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Seattle, Phoenix, Fresno, Las Vegas, Denver and Salt Lake City) and approximately 78% of the stores are located in California. The Company has focused its operations on its ten major marketing areas in order to create competitive advantages in operations, advertising and marketing, and distribution.

     During the 1995 fiscal year, the Company focused its efforts towards improvement of its existing stores, rather than acquisi-tions and new store openings. In fiscal 1996, the Company again intends to focus on its operations and existing stores. It is likely that the Company will not renew expiring leases for approximately 10 to 20 stores, since, for the most part, these stores did not have a positive contribution to earnings, and their closure is not expected to adversely impact the financial performance of the chain. These closures will result in a decrease in store count during fiscal 1996 (see Item 7 - "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations"). In the future, the Company currently intends, when it considers such actions to be appropriate, to open new stores in existing or contiguous markets to replace stores where less desirable leases are expiring.

     Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.


MERCHANDISE PRODUCTS AND SUPPLY

     Wherehouse stores generally sell a broad array of entertain-ment products, including prerecorded music and videocassettes, video game software, accessories and personal electronics. The table at the end of this section summarizes the Company's dollar volume of sale revenue by merchandise category from fiscal 1991 through fiscal 1995. The percentage of total revenues contri-buted by merchandise sales has risen from 78% in 1991 to 82% in 1995. The number of different music titles per store ranges from approximately 6,000 to 70,000, representing approximately 12,000 to 140,000 individual stockkeeping units in inventory per store.

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

     The Company purchases its prerecorded music from all major suppliers, including WEA (Warner/Elektra/Atlantic Corporation), Sony Music Distribution, Inc., CEMA Distribution, Polygram Distribution, BMG Distribution, and UNI Distribution. The Company has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

     The Company also buys and sells used products, principally used CD's, in the majority of its stores. The sale of used CDs was first tested in certain of the Company's stores in fiscal 1993. Based upon strong consumer acceptance, the Company began buying used CDs from customers and expanded upon its used product business significantly in fiscal 1994 and 1995.

     Prerecorded videocassettes (feature films, music videos, and self-improvement programming) represented, after music, the Company's second largest sale product category in fiscal 1995.
As box-office hit motion pictures continue to be released to the videocassette sell-through market at reduced prices, industry-wide sales of this category have increased. The Company's revenues from the sales of videocassettes, however, decreased from fiscal 1991 through 1994 with the proliferation of competi tors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers. In fiscal 1995, the Company utilized new pricing and merchandising strategies designed to counter this trend and, additionally, benefitted from a strong sell-through market.
While fiscal 1995 showed good improvement, no assurances can be given that these improved results will continue.

     The Company sells video game hardware and software, blank audio and videocassette tapes, music and tape care products, carrying cases, storage units, and personal electronics. The Company also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticket-master.

                          Sales and Rental Revenue By
                              Merchandise Category
                              (dollars in millions)
                            Fiscal Years Ended January 31,
                    ---------------------------------------------
                     1995     1994      1993      1992      1991
                    ------   ------    ------    ------    ------
Merchandise Sales
 Compact discs
  (including
   used CDs)        $239.7   $203.7    $174.3    $161.0    $135.8
 Cassettes and
   other music        94.2    101.9     112.7     124.5     133.8
                    ------   ------    ------    ------    ------
    Total music      333.9    305.6     287.0     285.5     269.6

 New videocassettes   25.8     24.3      26.9      33.4      37.0

 Video game software
    and hardware,
    general merchan-
    dise, accessories,
    ticket commis-
    sions, and
    other             49.8     50.3      40.6      39.7      45.7
                    ------   ------    ------    ------    ------
 Total merchandise
    sales           $409.5   $380.2    $354.5    $358.6    $352.2
                    ======   ======    ======    ======    ======

 Video and other
    product rentals   90.1     91.6      94.0      98.8      99.9
                    ------   ------    ------    ------    ------
   TOTAL REVENUE    $499.6   $471.8    $448.5    $457.4    $452.1
                    ======   ======    ======    ======    ======


VIDEO AND OTHER PRODUCT RENTALS

     The Company's other principal revenue source is the rental of prerecorded videocassettes and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 10% of Wherehouse's rentals in fiscal 1995 were nontheatrical titles, such as children's videos, adult videos, workout videos, music videos, educational videos, and do-it-your-self videos. Audiocassette books, video game players and laser discs are also offered for rent in a few select stores. As of January 31, 1995, 261 of Wherehouse's 347 stores offered video-cassettes and other products for rent. On average, stores that rent videocassettes carry approximately 6,700 units, and can range from as few as 4,500 to as many as 14,000 units, represent-ing from approximately 3,000 to 9,000 individual titles.

     In the last half of fiscal 1995, the Company began increas-ing its purchases of "hit" videocassettes, in order to satisfy additional consumer demand for these popular titles, and in December 1994, the Company raised its rental prices in the preponderance of its stores.

     Wherehouse purchases prerecorded videocassettes from a variety of distributors and other suppliers. As with recording companies, the film studios, or their videocassette distribution operations, each controls a certain portion of available titles and seeks to promote those titles. The Company's leading suppliers of prerecorded videocassettes are Warner Home Video, Video Product Distribution, Baker & Taylor Video, UNI Distribu-tion and Fox Video. The Company has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

     The Company believes that an important element of efficient video operations is the disposition of used rental videocassettes to maximize the productivity of its inventory. Wherehouse's systems enable the Company to effectively monitor the rental efficiency of its inventory on an individual title and unit basis. As a title's efficiency declines, used rental videocas-settes are sold on a clearance basis in the Company's stores, and, where appropriate, the Company may sell excess used video inventory to third-party distributors.

     The Company rents video game software and hardware in the majority of its stores. With the retail price of most video games exceeding $50, the opportunity for customers to try the games for a minimal nightly rental fee is compelling. Further, younger consumers, generally ages 8 to 16, find the daily rental of a video game to be an attractive entertainment alternative.


ADVERTISING AND PROMOTION

     The Company employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer aware-ness of its breadth of product and value pricing on selected items and to induce trial and repeat purchase of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, includ-ing radio, newspaper, direct mail, freestanding inserts, maga-zines, and television. Advertising generally emphasizes immediate availability of hit product at reduced prices, as well as access to a broad array of catalog product. The Company believes its strategy of clustering its stores in major markets allows it to optimize the use of its advertising expenditures.

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

     The Company believes that it has been among the most effective among entertainment retailers at securing cooperative advertising funds. Because of its strong market position in western markets, suppliers seek the Company's support for their product. Furthermore, the Company's concentration of stores in major markets provides economies when purchasing broad scale media and makes the suppliers' own advertising expenditures more effective when allocated to Wherehouse.


TRADE CUSTOMS AND PRACTICES

     Substantially all of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufactur-er. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. None of the Company's major pre-recorded music suppliers limit returns of unopened items, but generally charge return penalties of varying amounts. Most major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional allowances. Pricing and return policies of the Company's major distributors are subject to change. The Company does not believe that the net effect of changes during the past few years has been material, nor is the Company aware of any additional changes which might have a material, adverse effect on the Company.


STORE ADDITIONS AND SITE SELECTION

     Since fiscal year 1991, Wherehouse added a total of 84 stores net of store closings. The table below sets forth store openings, closings, total number of stores, and aggregate square footage under lease for the last five fiscal years:

                                                     Aggregate
         Total Stores     Stores      Total Stores     Square
Fiscal   at Beginning  _____________     at End    Footage at End
 Year     of Period    Opened Closed    of Period    of Period
______   ____________  ______ ______  ___________  ______________
1995         347          4      4         347       2,159,000
1994         313         49     15         347       2,117,000
1993         301         15      3         313       2,011,000
1992         283         21      3         301       1,932,000
1991         263         24      4         283       1,811,000


     During the fiscal year ended January 31, 1995, the Company's new store openings ranged in size from 1,928 to 12,000 square feet. Initial cash investment (net of landlord's contribution) in leasehold improvements, fixtures and equipment for these new stores ranged from approximately $70,000 to $205,000.

     The Company's strategy of clustering stores in marketing areas has led to the achievement of important economies of scale and scope in several business functions, including advertising, personnel, management and distribution. In recent years, the Company has pursued growth opportunities in existing marketing areas and has selectively grown through acquisition if such growth was consistent with the Company's strategies. As noted above, the Company believes that during fiscal 1996 it will not renew expiring leases for approximately 10 to 20 stores. The Company will continue to take advantage of opportunities to consolidate or close stores in areas where the market has become less favorable.

     SITE SELECTION. In its new store location decisions, Where-house takes into consideration the following factors, among others: demographics (population density and level of household income), psychographics (propensity of the population to buy entertainment-related products), site access and visibility, traffic patterns, parking and the particular terms of a proposed lease. The Company has not experienced any overall difficulties with site selection to date.


STORE OPERATIONS AND DISTRIBUTION

     STORE LOCATION. As of January 31, 1995, the Company had 274 stores located in strip centers or freestanding buildings and 73 stores located in malls. The standard size of strip center or freestanding location is approximately 6,844 square feet, with an approximate range of 1,500 to 25,000 square feet. Mall stores range in size from 1,350 to 10,000 square feet of space, and most do not offer video rental service due to the importance of con-venience in the video rental business.

     RETAIL PRESENTATION. The Company has developed a contempo-rary store design approach that employs light interior colors, attractive lighting, modified exterior signage and a minimum of fixed interior walls. The design maximizes flexibility in lighting and use of floor space (e.g., to accommodate changes in product format) and focuses customer attention primarily on the products. The Company, which maintains an active store remodel-ing program to keep older stores up to date, has remodelled approximately 368 stores during the past five years, in whole or in part, including remodels from 1993 through 1994 of substan-tially all of the stores acquired from The Record Shop, Inc. and Pegasus Music and Video, Inc.

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

     Approximately 30% of the Company's inventory is shipped to store locations directly from manufacturers and distributors (chiefly in the case of new releases), and the remainder is shipped from the Company's distribution center. The Company uses common carriers for deliveries from its distribution center.


COMPETITION

     Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music, discounters and other mass merchandisers, direct mail programs such as record clubs, and local operators. The video rental market is a more fragmented industry, with many small operators and one significant competitor, Blockbuster Entertainment Corporation, whose estimated nationwide marketshare is currently approximately 30%. Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located, but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video which most of its competition does not have.

     Nevertheless, in both the music and rental markets, there has been a trend towards consolidation, and several large regional retail chains -- many similar to or direct competitors of the Company -- have been acquired by large national retail chains. In addition, several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores, have recently opened stores or expanded their retail store presence in the Company's markets. Several have announced plans to continue that expansion. Accordingly, it can be expected that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that such competition may result in continued pressure on revenues and gross profit margins.

     The Company also competes with cable television, which includes pay-per-view television. Currently, pay-per-view provides less viewing flexibility to the consumer than videocas-sette rentals, and at a higher cost. Also, under current enter-tainment industry distribution practices, movies are generally available on videocassette prior to appearing on pay-per-view. However, viewing flexibility may increase with improved techno-logy which could negatively impact the retail store delivery of home video and the Company's business. Notwithstanding potential technological advances, the Company believes that video rental should, in the near future, continue to be the first source of filmed in-the-home entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.

     Several major companies have announced that they are deve-loping other technologies which, if successful, could constitute significant competition. These include technologies which would provide movies or interactive games "on demand" over fiber optic telephone or cable lines, other in-the-home entertainment which may some day be provided over the "information superhighway", and in-store kiosks that would provide on-site transcription of compact discs. While none of these technologies is yet commer-cially available, and it appears that significant technical, economic, and other obstacles to their introduction remain to be resolved, if and when these or other new technologies are intro-duced, it can be anticipated that the Company's business could be significantly impacted; and the Company may need to develop and implement new marketing strategies in order for its business to remain viable.

     The Company is one of the largest retailers of prerecorded music and videocassette rentals in the western U.S. The Company believes that its major competitive advantages lie in its convenient store locations and in its ability to offer a wider and more up-to-date selection of inventory and to provide better customer service.


ORGANIZATION AND EMPLOYEES

     The Company's corporate offices are located in Torrance, California. The Company maintains offices for its operating divisions within the corporate offices and in Redwood City and San Diego, California. The Company's distribution center is in Carson, California.

     As of January 31, 1995, the Company employed approximately 7,600 persons. Approximately 27% were full-time employees and approximately 73% were part-time employees. The Company's labor complement depends on seasonal requirements, with up to 1,200 additional store and distribution center employees added during the peak holiday season. The Company's headquarters staff, which numbers approximately 220, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate.

TRADEMARKS

     All but 18 of the Company's stores operate under the name "The Wherehouse." The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, the United Kingdom, and Mexico, and has filed trademark registrations in Japan, Korea, Thailand, and Taiwan. The Company monitors the status of its trademark registrations to maintain them in force and to renew them as required.


SEASONALITY

     The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of fiscal 1995 were slightly more than 32% of total annual revenues.

Item 2.   PROPERTIES

     The Company's executive offices, which are located in Torrance, California, are governed by a lease covering 72,708 square feet of space at a current annual base rent of approxi-mately $697,992. The lease expires on May 31, 1999 and is subject to a renewal option for an additional term of five years.

     The Company owns a 110,000 square foot warehouse in Gardena, California, which is subject to a mortgage in the original prin-cipal amount of $2,800,000 which matures in 1996. The majority of the space in this facility is leased until March 31, 1997 for an annual rental of $192,000. This lease is subject to a March 31 renewal option for an additional term of three years.

     The Company operates a 200,000 square foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two five-year renewal options. The base rent for fiscal 1995 was $731,808; rent is subject to periodic adjustment.

     All 4 stores opened through internal development during fiscal 1995 were located in leased properties. As of January 31, 1995, the Company had signed lease commitments to open three new stores and may open additional stores over the next twelve months. In addition, it is likely that the Company will not renew expiring leases for approximately 10 to 20 stores. See
Item 1 - "Business".

     As of January 31, 1995, the Company owned one of its retail locations and leased space for the remaining 346 stores. Lease terms generally range from 10 to 25 years including renewal options. If no leased stores' renewal options were exercised, 47 leases would expire on or before January 31, 1996, 117 would expire between February 1, 1996 and January 31, 2000, and the remainder would expire between February 1, 2000 and March 31, 2025. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.


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

          An indenture between the Company and Bank of America National Trust and Savings Association (the "Debenture Inden-ture"), which sets forth the contractual rights of the Debenture-holders, provides that under certain circumstances (defined as "triggering events") the Debentureholders will have the right to have their Debentures redeemed by the Company at a specified redemption price. One of the triggering events is a merger of the Company with another company that is not approved by a major-ity of the "Independent Directors" (as defined in the Debenture Indenture). The claims in this action arose from the 1988 acquisition of the Company by A&S, pursuant to a merger agreement (the "1988 Acquisition Agreement") that was approved by the board of directors of the Company, including a majority of the Indepen-dent Directors. At that time, there were approximately $48.3 million in aggregate principal amount of Debentures outstanding.

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

          The Complaint seeks, inter alia, damages in an unspeci-fied amount, together with the costs of the action.

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

          The plaintiffs appealed that determination to the District Court which, on August 12, 1994, adopted that portion of the Report and Recommendation dismissing the plaintiffs' state law claims. However, the District Court declined to adopt the Magistrate's recommendation that plaintiffs' federal securities law claims be dismissed. Defendants requested that the District Court certify its order denying summary judgment for an immediate appeal. In October 1994, the District Court granted defendants' motion for certification. This certification entitled defendants to request that the Second Circuit Court of Appeals certify the Opinion for immediate appellate review. On January 3, 1995, defendants filed a brief in the Court of Appeals requesting that the Court reverse the District Court's rulings on plaintiffs' federal securities law claims and enter a judgment for defendants on those claims. Plaintiffs filed their opposition brief on March 20, 1995. In addition, the Securities and Exchange Commis-sion filed an amicus brief in support of plaintiffs' position on one of the two questions which were certified for interlocutory review. Defendant filed a reply brief on April 12, 1995 and the appeal is currently scheduled to be argued during the week of June 5, 1995. The Company believes that this action is without merit and is vigorously defending it.

          $5.7 million principal amount of the Debentures remained outstanding as of January 31, 1995.

          An action entitled Don Thompson v. Wherehouse Enter-tainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.), which is substantially similar to the McMahan action and which was certified as a class action on behalf of all persons who owned Wherehouse debentures as of December 20, 1987, has been conso-lidated with the McMahan action.

          (ii) Offset Fund.

          As part of the June 1992 Acquisition of the Company and WEI by Merrill Lynch Capital Partners and certain related parties, approximately $18.75 million of the merger consideration payable to the sellers in connection with the Acquisition was deferred and is subject to offset, to the extent the Company incurs certain litigation costs, including costs and expenses relating to the cases entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al.; Don Thompson v. Where-house Entertainment, Inc., et al.; and a case entitled Silverman, et al. v. Wherehouse Entertainment, Inc., et al., as described in the merger agreement with respect to that Acquisition. The Silverman action has been settled, and all amounts payable under the Silverman settlement (aggregating $350,000) were offset under this provision on December 6, 1994 and paid from the defense fund, and thus such payments did not affect the Company's cash balances or results of operations. The fund has a current balance, including accrued interest, of approximately $18.75 million.

          (iii) Other.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposi-tion will not have a material impact on the financial position and results of operations of the Company.



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


HOLDERS

     As of January 31, 1995, there was one holder of the Com-pany's common stock and there were 14 holders of common stock, par value $.10 per share of WEI.


DIVIDENDS

     WEI has paid no dividends to its stockholders in either of the last two fiscal years. Dividends in the amount of $184,511 and $490,339 were paid by the Company to WEI in fiscal years 1995 and 1994, respectively, solely for the purpose of providing funds to enable WEI to purchase shares from former members of manage-ment pursuant to the Stockholder's Agreement described in Item
13. The Company's Bank Credit Agreement among Wherehouse, as borrower, WEI as guarantor, Bankers Trust Company, as Agent, and Heller Financial, Inc. as Co-Agent and the Indenture relating to the Company's 13% Senior Subordinated Notes Due 2002, Series B, restrict the ability of WEI and the Company to pay dividends.
See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation." Neither the Company nor WEI has any intention of paying cash dividends on its common stock in the foreseeable future, other than as may be made in connection with repurchases of restricted stock in accordance with the Bank Credit Agreement and the Indenture.

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

                                              (Dollar amounts in millions)
                         -----------------------------------------------------------------
                                       Company                       Predecessor(1)
                         -------------------------------   -------------------------------
                                               8 Months     4 Months
                              Year Ended        Ended        Ended       Year Ended
                              January 31,     January 31,    May 30,     January 31,
                           1995       1994      1993         1992       1992       1991
                         ---------  ---------  ---------   ---------  ---------  ---------
Income statement data
- ---------------------
Revenue:
  Sales                   $409.5     $380.2     $249.1      $105.3     $358.6     $352.2
  Rental revenue            90.1       91.6       64.3        29.8       98.8       99.9
                         ---------  ---------  ---------   ---------  ---------  ---------
                           499.6      471.8      313.4       135.1      457.4      452.1
Cost and expenses:
  Cost of sales            262.6      248.0      155.2        66.9      225.5      223.0
  Cost of video
    rentals including
    amortization            35.0       50.8       24.8         7.3       30.9       43.2
  Selling, general and
    administrative
    expenses               188.7      196.6      122.9        59.9      179.1      170.1
  Restructuring charges(2)   ---       14.3        ---         ---        ---        ---
  Goodwill impairment(2)   139.5        ---        ---         ---        ---        ---
  Interest expense          23.2       23.5       15.7         4.9       18.0       20.0
  Other income              (0.2)      (0.3)      (0.1)       (0.1)      (0.1)      (0.3)
                         ---------  ---------  ---------   ---------  ---------  ---------
                           648.8      532.9      318.5       138.9      453.4      456.0
                         ---------  ---------  ---------   ---------  ---------  ---------
(Loss) income before
  income taxes            (149.2)     (61.1)      (5.1)       (3.8)       3.9       (4.0)

(Benefit) provision
  for income taxes          13.0      (19.1)       (1.3)      (1.9)       1.0       (2.8)
                         ---------  ---------  ---------  ---------   ---------  ---------
(Loss) income before
  extraordinary item(3)   (162.2)     (42.1)       (3.8)      (2.0)       2.9       (1.2)
Extraordinary item(4)        ---        ---         ---       (4.5)       ---        ---
                         ---------  ---------  ---------  ---------   ---------  ---------
Net (loss) income(3)     ($162.2)    ($42.1)      ($3.8)     ($6.5)      $2.9      ($1.2)

Balance sheet data
- ------------------
Working capital
 (deficiency)/excess (5)  ($13.8)      $4.9       ($0.5)               ($30.7)    ($20.5)

Total assets(5)            197.1       351.4      374.4                 225.7      227.2

Long-term debt
  (including current
  portion)(5)(6)           167.4       175.1      185.1                 110.0      120.5
Total shareholder's
  (deficit)/equity (7)    (112.4)       50.0       62.5                   3.7        1.2

Other information
- -----------------
Ratio of earnings to
  fixed charges(8)            (9)         (9)        (9)        (9)      1.11x        (9)


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

(2) See Item 7 "Management's Discussion and Analysis of Finan-cial Condition and Results of Operations - Results of Opera-tions."

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

(7) There were no cash dividends declared during any of the periods presented above, except for cash dividends in the amount of $.2 million, $.5 million and $.3 million paid to WEI, the Company's sole stockholder, in fiscal years 1995, 1994 and 1992, respectively.

(8) For the purpose of computing the ratios of earnings to fixed charges, earnings consists of income (loss) before income taxes and fixed charges. "Fixed charges" consists of interest expense, amortization of debt expenses and the portion of rental expenses deemed representative of the interest factor.

(9) Fixed charges exceeded earnings by $4.0, $3.8, $5.1, $61.1 and $149.2 for fiscal 1991, the four months ended May 31, 1992, the eight months ended January 31, 1993, fiscal 1994, and fiscal 1995, respectively.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended January 31, 1995 Compared to Year Ended January 31,
1994

     Aggregate net revenues were $499.6 million and $471.8 million for the fiscal years ended January 31, 1995 and January 31, 1994, respectively. This increase of $27.8 million was principally due to a 3.4% increase in same-store revenues (stores open for at least 13 months) and the full year of revenues in fiscal year 1995 from the stores acquired in fiscal year 1994 from The Record Shop, Inc. and from Pegasus Music and Video, Inc. During the fiscal year ended January 31, 1995, the Company opened 4 new stores, expanded or remodeled 95 stores and closed 4 stores.

     Planned decreases in store count of approximately 10-20 stores in fiscal 1996 will require same-store revenue increases in order to generate growth in aggregate net revenues.

     Merchandise sales were $409.5 million and $380.2 million during the fiscal years ended January 31, 1995 and 1994, respec-tively, representing an aggregate increase of 7.7% and an increase of 4.2% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The increase in same-store merchandise sales resulted principally from increased sales of compact discs, used compact discs and videocassettes. The Company's sales of music cassettes continued to decline from the previous fiscal year due to a continuing shift in consumer demand to compact discs.

     Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approximately 75% of the Company's stores currently offer video-cassettes and other products for rent. Rental revenue for the fiscal year ended January 31, 1995 was $90.1 million, a decrease of 1.6% from the previous fiscal year but an increase of .2% on a same-store basis. Decreases in the rental of videocassettes and games were partially offset by increases in the sales of previ-ously viewed rental inventory. Same-store rental revenue increased 6.0% in the quarter ended January 31, 1995 as compared to the quarter ended January 31, 1994, largely due to a price increase implemented in December 1994 as well as the maintenance of a higher inventory of "hit" videocassettes. In spite of this increase in same- store rental revenues, it is the Company's belief that, as a result of the large installed base of videocas-sette recorders ("VCR's") in California and its other major markets, future growth in rental revenue will be primarily a result of marketing and other competitive factors, as well as additional store openings, expansions and remerchandising, rather than a result of increases in the size of the videocassette rental user market. The Company anticipates that it will continue to experience strong competition in this area.

     Although aggregate net revenues in fiscal year 1995 increased over fiscal year 1994, the Company's business and same-store revenues may be impacted in the future by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchan-disers.

     The Company's business is seasonal, and as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See "Seasonality", below.

     Cost of sales increased $14.6 million to $262.6 million for the fiscal year ended January 31, 1995, as compared with $248.0 million for the fiscal year ended January 31, 1994. As a percen-tage of merchandise sales revenues, cost of sales decreased 1.1% to 64.1% for the fiscal year ended January 31, 1995 versus 65.2% for the fiscal year ended January 31, 1994. The gross profit percentage for merchandise sale product was 35.9% and 34.8% for the fiscal years ended January 31, 1995 and 1994, respectively. The 1.1% decrease in cost of sales as a percentage of merchandise sales revenues principally resulted from decreased costs associ-ated with inventory shrinkage and other book-to-physical adjust-ments (0.6%); decreased costs attributable to merchandise returns (0.5%) and various other factors (0.2%) offset by promotional markdowns to liquidate game software and drive incremental music sales, increased costs from changes in product mix, and lower price points on compact discs in certain markets to meet competi-tive pressures (0.2%). The changes in product sales mix include the continuing shift in consumer demand from music cassettes to lower-margin compact discs and slightly decreased margin rates from the sale of compact discs due to promotional pricing. Video game sale margins declined as excess supply was liquidated through the use of higher promotional markdowns. Such decreases in gross margins were offset, in part, by improved gross margins for used compact discs and music video.

     Cost of rentals, including amortization, decreased $15.8 million to $35.0 for the fiscal year ended January 31, 1995, as compared with $50.8 million for the fiscal year ended January 31, 1994. As a percentage of rental revenue, cost of rentals decreased to 38.8% for the fiscal year ended January 31, 1995 from 55.5% for the fiscal year ended January 31, 1994, a decrease of 16.7%. The gross profit percentage for rental revenue was 61.2% and 44.5% for the fiscal years ended January 31, 1995 and 1994, respectively. The 16.7% decrease in cost of rentals, including amortization, as a percentage of rental revenues was principally due to a change in accounting estimate for amortizing the cost of video rental inventory that was implemented in the fiscal year 1994 that resulted in a $20.3 million charge (22.2% of rental revenue) to reduce the net carrying value of existing rental inventory at January 31, 1994, as well as decreased shrinkage and obsolescence (1.1%) in fiscal year 1995. Offset-ting these decreases were increased amortization, as a percentage of rental revenue, of 5.2%, due to increased videocassette purchases to support higher rental revenues and an increase of 2.2% in the write-off of net book value of rental dispositions resulting from the sale of older rental inventory. All other costs of rental decreased by a net of 0.8%.

     Merchandise sales, as a percentage of aggregate net reve-nues, increased from 80.6% in the fiscal year ended January 31, 1994 to 82.0% in the fiscal year ended January 31, 1995. Should the shift in product mix from higher margin rental revenue to lower margin merchandise sales continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

     Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition from companies with greater financial resources than the Company, and that such competition may result in continued pressure on revenues and gross profit margins.

     Selling, general and administrative expenses, excluding $3.4 million and $8.9 million for the amortization of purchase price adjustments resulting from acquisitions, were $185.3 million and $187.7 million for the fiscal years ended January 31, 1995 and 1994, respectively, a decrease of $2.4 million, or 1.3%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 37.1% and 39.8% for the fiscal years ended January 31, 1995 and 1994, respectively, a decrease of 2.7%. The 2.7% decrease was principally due to reductions in payroll expense (2.1%). All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were lower as a percentage of aggregate net revenues due to headcount reductions and other expense control measures. Depreciation expense decreased 0.2% due to the increase in fully depreciated assets that are still in service partially offset by higher depreciation related to the increase in acquisition of property, equipment and improvements in the fiscal year ended January 31, 1995. Occupancy costs increased in absolute dollar amount but decreased by 0.4% as a percentage of aggregate net revenues, primarily due to decreases in the non-cash provisions for the straight-line effect of scheduled future rent increases ($3.5 million in fiscal year 1995 and $4.9 million in fiscal year 1994). Absolute dollar increases in rent and occupancy expenses are expected to continue.

     In connection with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement No. 121), the Company evaluated the carrying value of the excess cost over the fair value of net assets acquired (or "goodwill") and fixed assets. Significant adverse changes in the Company's business climate became apparent at the end of fiscal year 1995 and continued to be evidenced by increased competition and erosion of revenues and gross margins subsequent to year-end, which led to recent operating results and forecasted future results that were less than previously planned. These factors led to the conclusion that there was a potential impairment in the recorded value of goodwill and fixed assets. Accordingly, the Company wrote off the remaining goodwill balance of $139.5 million at January 31, 1995 as an impairment in carrying value. The annual amortization of goodwill included in selling, general and administrative expenses was $3.7 million and $3.6 million in fiscal years 1995 and 1994, respectively.

     The loss from operations was $126.2 million for the fiscal year ended January 31, 1995, as compared with a loss of $37.9 million for the fiscal year ended January 31, 1994. The increase in operating loss resulted primarily from the above described write-off of goodwill. Excluding the non-cash effects of purchase accounting in both fiscal years and excluding both the change in estimate for amortizing video rental inventory and the restructuring charges (described below) in the fiscal year ended January 31, 1994 and the goodwill impairment in the fiscal year ended January 31, 1995, income from operations would have been $16.7 million for the fiscal year ended January 31, 1995 compared to $8.4 million for the fiscal year ended January 31, 1994, an increase of $8.3 million.

     Interest expense (net) decreased $0.2 million to $23.0 million, as compared with $23.2 million, for the fiscal years ended January 31, 1995 and 1994, respectively. The decrease resulted primarily from lower overall debt levels offset by higher interest rates on floating rate debt. Included in interest expense are $1.9 million and $1.7 million attributable to the amortization of acquisition financing costs during the fiscal years ended January 31, 1995 and 1994, respectively.

     At January 31, 1995, $49.0 million of the Company's long-term debt (29% of the total long-term debt and current portion of long-term debt then outstanding) and the Company's revolving line of credit provided for interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could significantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding balance of the Company's senior term loan. The fee for this interest rate cap arrangement was $275,000, which has been paid in full, and covers the three years ending February 1996. The Company has no future exposure with respect to this arrangement; however, if the finan-cial institution were to default on its obligations under the arrangement, the Company's interest rate exposure under the Term Facility could increase. The Company has no reason to believe that the financial institution would not be able to perform its obligations under the arrangement. See "Inflation", below.

     The tax provision recorded by the Company on its loss before income taxes was $13.0 million, or 8.7% of its loss before income taxes in fiscal year 1995 versus an effective tax benefit of $19.1 million, or 31.2% of its loss before income taxes in fiscal year 1994. The increase in tax expense resulted primarily from an increase in the valuation allowance for deferred tax assets. While such tax assets are available to reduce future taxes payable, historical tax losses in fiscal years 1994 and 1995 and a projected tax loss for fiscal year 1996 necessitated the increase in the reserve allowance. As a result of available net operating loss carrybacks, the Company expects to receive an approximate $1.5 million federal income tax refund during the third quarter of its current fiscal year.

     Based upon the current operations of the Company, and other factors, the Company anticipates that net pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income.


Year Ended January 31, 1994 Compared to Year Ended January 31,
1993

     Aggregate net revenues were $471.8 million and $448.5 million for the fiscal years ended January 31, 1994 and January 31, 1993, respectively. This increase of $23.3 million was principally due to an increase in the number of stores from 313 at January 31, 1993 to 347 (including 4 stores managed by the Company, for its benefit, under contracts with the owners thereof) at January 31, 1994, and a 0.14% increase in same-store revenues. During fiscal 1994, the Company acquired an aggregate of 39 specialty music stores from The Record Shop, Inc. and from Pegasus Music and Video, Inc. Furthermore, during the fiscal year ended January 31, 1994, the Company opened 6 new stores, managed 4 stores for its own benefit under contract with The Record Shop, Inc., expanded or remodeled 69 stores and closed 15 stores.

     Merchandise sales were $380.2 million and $354.4 million during the fiscal year ended January 31, 1994 and 1993, respec-tively, representing an aggregate increase of 7.3% and an increase of 1.1% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The increase in same-store merchandise sales resulted principally from increased sales of video games and used compact disc products, which were newer product lines for the Company, as well as from promotional markdowns used to generate incremental sales. The Company's sales of music cassettes declined from the previous fiscal year due to a continuing shift in consumer demand to compact discs. The Company's revenues from the sales of videocassettes decreased with the proliferation of competitors's outlets selling videocas-settes and the highly competitive pricing of the product, parti-cularly from discounters and mass merchandisers.

     Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Rental revenue for the fiscal year ended January 31, 1994 was $91.6 million, a decrease of 2.6% from the previous fiscal year and a decrease of 3.3% on a same-store basis. The Company experienced declining rental revenues, primarily due to competi-tive factors and, to a lesser extent, to the continued maturing of videocassettes in the Company's predominant markets, offset to some extent by the growth in game rental products.

     Cost of sales increased $25.9 million to $248.0 million for the fiscal year ended January 31, 1994, as compared with $222.1 million for the fiscal year ended January 31, 1993. As a percen-tage of merchandise sales revenues, cost of sales increased 2.5% to 65.2% for the fiscal year ended January 31, 1994 versus 62.7% for the fiscal year ended January 31, 1993. The gross profit percentage for merchandise sale product was 34.8% and 37.3% for the fiscal years ended January 31, 1994 and 1993, respectively. The 2.5% increase in cost of sales as a percentage of merchandise sales revenues principally resulted from changes in product mix and the utilization of promotional markdowns to generate incre-mental sales (1.1%), increased costs associated with inventory shrinkage and other book-to-physical adjustments (1.0%), lower prompt payment discounts from suppliers (0.3%) and various other factors (0.1%). The changes in product sales mix included an increase in the Company's video game sales business, which carries lower margins than the Company's other product lines, along with the continuing shift in consumer demand from music cassettes to lower-margin compact discs. Additionally, margins from sales of compact discs and from video games each declined somewhat from the prior year. Video game sales margins declined as excess supply necessitated higher promotional markdowns. The decreased gross margins were offset, in part, by improved gross margins for used compact discs, accessories and personal elec-tronics.

     Costs of rental, including amortization, increased $18.7 million to $50.8 million for the fiscal year ended January 31, 1994, as compared with $32.1 million for the fiscal year ended January 31, 1993. As a percentage of rental revenue, cost of rentals increased to 55.5% for fiscal year 1994 from 34.1% for fiscal year 1993, an increase of 21.4%. The gross profit percen-tage for rental revenue was 44.5% and 65.9% for fiscal years 1994 and 1993, respectively. The 21.4% increase in cost of rentals, including amortization, as a percentage of rental revenues was principally due to a change in accounting estimate for amortizing the cost of video rental inventory that resulted in a $20.3 million charge (22.2% or rental revenue) to reduce the net carrying value of existing rental inventory which was slightly offset by other factors including, among others, a decrease in the book value of rental dispositions resulting from the sale of older rental inventory (0.8%). In prior years, the Company amortized the cost of video rental inventory under an accelerated method to its estimated salvage value. During fiscal year 1994, the Company changed its amortization estimation method by elimi-nating its utilization of the half-year convention and salvage value, and by further accelerating the amortization calculation.

     Merchandise sales, as a percentage of aggregate net revenues, increased from 79.0% in fiscal year 1993 to 80.6% in fiscal year 1994.

     Selling, general and administrative expenses, excluding $8.9 million and $7.7 million for the amortization of purchase price adjustments resulting from acquisitions, were $187.7 million and $175.0 million for the fiscal years ended January 31, 1994 and 1993, respectively, an increase of $12.7 million, or 7.3%. As a percentage of aggregate net revenues, selling, general and admi-nistrative expenses, excluding amortization of purchase price adjustments, were 39.8% and 39.0% for the fiscal years ended January 31, 1994 and /1993, respectively, an increase of 0.8%. The 0.8% increase in principally due to increased rent and occu-pancy expenses resulting from contractual escalations in base rent for existing stores, leases for new stores and stores acquired during the year, expenses resulting from lease renewals and increases for the straight-line effect of scheduled future rent increases (0.9%) and increased semi-variable and payroll expenses attributable to new stores and acquisitions, a revised corporate salary program, and a higher administrative headcount than during the previous fiscal year (0.5%). The increases in selling, general and administrative expenses were offset, in part, by a $4.2 million decrease in advertising expenditures during fiscal year 1994 (1.0% as a percentage of net revenues) as the Company changed its media strategy from more expensive, image-building television to greater product emphasis utilizing less expensive media such as radio, billboards and newspaper. Additionally, the Company changed the gift structure of its rental customer loyalty program, which resulted in lower expenses. All other selling, general and administrative expenses increased 0.4% as a percentage of net revenues. Selling, general and administrative expenses include non-cash provisions for the straight-line effect of scheduled future rent increases of $4.9 million and $3.5 million for the fiscal years ended 1994 and 1993, respectively.

     During the fiscal year ended January 31, 1994, in response to various competitive factors and less than favorable economic conditions, the Company developed, adopted and continued to refine a multi-faceted re-engineering plan (the "1994 Re-Engin-eering Plan"), which was designed to improve operating profit by lowering costs associated with its inventory supply chain and retail store operations, and to tailor its stores to better accommodate local consumer tastes and entertainment needs.

     As part of the 1994 Re-Engineering Plan, the Company identi-fied required changes in systems and operations and, therefore, assessed the realizable value of certain assets and the costs of the restructuring measures. As a result, during the fiscal year ended January 31, 1994, the Company incurred a total of $14.3 million for restructuring charges (all of which have resulted from, or were related to, the 1994 Re-Engineering Plan) as follows (in millions of dollars):

     Write-off of property, plant and equipment          $ 8.2
     Write-off of beneficial leasehold interest
        and other assets                                   4.2
     Severance costs                                       1.4
     Consulting fees and other                              .5
                                                        --------
                                                         $14.3
                                                       ========

     The loss from operations was $37.9 million for the fiscal year ended January 31, 1994, as compared with income from opera-tions of $11.6 million for the fiscal year ended January 31, 1993. The decreased operating results principally resulted from
(i) the decreased gross profit for video rental due to the change in accounting estimate referred to above, and (ii) the restruc-turing charges discussed above. Excluding the effects of purchase accounting in both fiscal periods, and excluding both the change in estimate for amortizing rental inventory and the restructuring charges, in the fiscal year ended January 31, 1994, income from operations would have been $8.4 million for the fiscal year ended January 31, 1994 compared to $22.7 million for the fiscal year ended January 31, 1993.

     Interest expense (net) increased $2.6 million to $23.2 million, as compared with $20.6 million, for the fiscal years ended January 31, 1994 and January 31, 1993, respectively. The increase principally resulted from higher overall debt levels required for the previously-described store acquisitions and the Acquisition, somewhat offset by lower interest rates on floating rate debt. Included in interest expense are $1.7 million and $2.3 million attributable to the amortization of acquisition financing costs during the fiscal years ended 1994 and 1993, respectively.

     The effective tax benefit recorded by the Company on its loss before income taxes was 31.2% versus 35.2% during the fiscal years ended January 31, 1994 and January 31, 1993, respectively. The decrease was principally due to increased goodwill amortiza-tion resulting from the Acquisition and non-deductible reserve allowances. The Company's tax benefit for the fiscal years ended 1994 and 1993 differed from the statutory rate of 34% principally due to non-deductible purchase accounting adjustments, reserve allowances, state taxes and job tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended January 31, 1995, the Company's net cash provided by operating activities improved by $4.0 million (from $7.1 million in fiscal year ended 1994 to $11.1 million in fiscal year ended 1995) after giving consideration to increases in rental inventory purchases of $9.0 million.

     Cash used in investing activities totaled $16.1 million as compared to $24.8 million for the fiscal years ended January 31,
1995 and January 31, 1994, respectively.   Acquisitions of
property, equipment and improvements were $15.7 million during the fiscal year ended January 31, 1995 as compared to $11.8 million in the prior fiscal year. Property, plant and equipment acquisitions in both periods were used primarily for the opening of new stores and the remodeling of existing stores, and in fiscal year 1995, the acquisition of new point-of-sale platforms
for the stores.   Cash used in investing activities during the
fiscal year ended January 31, 1994 included approximately $12.2 million for the acquisition of 39 specialty music stores from The Record Shop, Inc. and Pegasus Music and Video, Inc.

     Cash provided by financing activities was $3.8 million as compared to $16.4 million during fiscal years ended January 31, 1995 and 1994, respectively. On January 31, 1994, WEI raised $30.0 million through the sale of common stock to certain of its existing stockholders. All of these funds were contributed by WEI to the capital of the Company and provided permanent financ-ing for the acquisition of stores from The Record Shop, Inc. and Pegasus Music and Video, Inc. and for expenses associated with those acquisitions. In addition, during fiscal 1994, borrowings were decreased by approximately $13.2 million while during fiscal 1995, borrowings were increased by approximately $4.0 million.

     The Company's institutional indebtedness currently includes the following:

     i) a senior term loan in the original principal amount of $65.0 million. As of January 31, 1995, the outstanding indebt-edness was $49.0 million. This facility matures in January 1998, with principal payments made in installments of varying amounts (including $9.0 million due in fiscal year 1996), and with interest payments due quarterly on prime-based borrowings and upon maturity for Eurodollar-based borrowings. Borrowings under the term loan bear interest at Prime plus 1.5% or Eurodollar plus 3.0%.

     ii) $110 million in Senior Notes (the"Notes"). The Notes mature in August, 2002 and bear interest at 13% per annum, payable semi-annually on February 1st and August 1st. The Company is required to make sinking fund payments in August 2000 and August 2001 of $27.5 million each to allow for the redemption of a maximum of 50% in principal amount of the Notes at a price equal to 100% of the principal amount redeemed plus accrued interest thereon.

     iii) revolving line of credit in the amount of $45.0 million. Borrowings under the facility bear interest at the same rates as the term loan. As of January 31, 1995, the outstanding indebtedness on this facility was $15.8 million. Furthermore, the Company had average borrowings of $36.4 million on its revolving line of credit during the quarter ended April 30, 1995 compared to average borrowings of $22.6 million during the quarter ended April 30, 1994. At April 30, 1995, the Company had borrowings of $40.0 million compared to borrowings of $24.7 million at April 30, 1994. Within the capacity of the revolving line of credit, the Company has a $10.0 million swingline facility to accommodate daily fluctuations in its working capital. Borrowings under the swingline bear interest at the rate of prime plus 1.0%. Both of these facilities mature in January 1998.

     These debt agreements require the Company to meet certain restrictive covenant tests at periodic intervals, and, as is customary for such borrowings, include such factors as mainte-nance of financial ratios and limitations on dividends, capital expenditures, transactions with affiliates, and other indebted-ness, and, under the revolving line of credit and swingline facility, a thirty day "clean-down", during which borrowings thereunder are not permitted. As a result of the noncash charges to income for goodwill impairment and the write-off of deferred tax assets, the Company was not in compliance with the require-ments of the leverage ratio, as defined, and obtained a waiver with respect thereto from its lenders through May 15, 1995. As of January 31, 1995, the Company was in compliance with all other covenants, including the thirty day "clean- down" requirement.

     As of January 31, 1995, the Company had outstanding, net of unamortized discount, $3.7 million of its 6 1/4% convertible subordinated debentures, issued July 1986, representing $5.7 million in principal amount. These debentures mature in July 2006; all sinking fund payment obligations of the Company, for the balance of the term of the debentures, have been satisfied.


GOING CONCERN, SUBSEQUENT EVENTS AND UNCERTAINTIES

     Recent developments described below have led to uncertain-ties as to the Company's ability to continue operations as a going concern.

     The Company has a highly leveraged capital structure with total debt outstanding at April 30, 1995 of $207.3 million, including current portion of long-term debt and amounts outstand-ing under the Company's revolving credit facility. During each of its fiscal years ending January 31, 1995 and 1994, the Company recorded significant net losses which have produced a Sharehold-ers' Deficit of $112.5 million at January 31, 1995 (See "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). Results of operations and cash flows have been, and will continue to be, affected by the increased interest expense and requirements for debt repayments resulting from the Acquisition.

     In order to repay the indebtedness incurred in connection with the Acquisition, and its other indebtedness, the Company will be required to generate substantial operating cash flow.
The ability of the Company to generate sufficient operating cash flows and meet its debt service obligations within the required contractual time frames is subject to both prevailing economic conditions and to various business and other factors including, among others, the Company's ability to increase operating profits and cash flows, restructure its outstanding indebtedness, and/or obtain alternative sources of financing. The ability of the Company to improve its operating profits and cash flows cannot be assured. In addition, there can be no assurance that the Company will be able to restructure its outstanding indebtedness or obtain new financing, or that, if such measures are available, that the terms thereof would be favorable to the Company, its shareholders, or the holders of its outstanding debt securities.

     While the Company believes that, based upon its current level of operations, it could meet its debt service obligations within the required contractual time frames for the remainder of fiscal year 1996, recent factors, including those discussed in the following paragraphs and those discussed above raise significant uncertainties as to its ability to effect the repayment of its outstanding indebtedness within and beyond that time frame.

      During the quarter ended April 30, 1995, the Company experienced an 8.9% decline in same-store revenues which it attributes to the music industry's lack of new hit releases, a decrease in the sales of video games and continued competitive pressures in certain of its markets. As a result, the Company has also experienced declining gross margins. While the Company continues to exercise control over operating expenses and intends to manage inventory investment through the use of improved distribution systems and other working capital management methods, any further significant decline in revenues or any significant decreases in gross margins will result in a default of the loan agreement covenants in fiscal year 1996 as well as have a negative impact on its liquidity.

     The Company is in the process of attempting to renegotiate its loan agreements to allow it greater flexibility in meeting certain of the financial covenants contained in the agreements, however, there is no assurance that these negotiations will be successful. The Company was not in compliance with its loan agreement covenants at January 31, 1995, and as a result of the above factors, among others, it appeared that the Company might not be in compliance with certain covenants at April 30, 1995. The Company requested and received from its senior lenders waivers with respect to its loan agreement covenants through May 15, 1995, and, on May 11, 1995, the lenders extended the term of these waivers through June 30, 1995. In connection with the extension, the lenders required that the Company and WEI, among other things, use their best efforts to develop and implement a plan for the restructuring of their capital structure.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently discussing further waivers of or amendments to its bank agreement covenants for the remainder of fiscal year 1996. However, the Company can give no assurances as to its ability to obtain further waivers of or amendments to its bank agreement covenants. If the Company is unable to obtain such waivers or amendments, or is unable to satisfy the conditions under which such waivers or amendments are issued, the lenders could suspend or terminate the loan agreement and accelerate the amounts then outstanding. Should the Company be unsuccessful in obtaining additional waivers of or satisfactory amendments to its loan agreement covenants, or if the Company's revenues continue to decline, the Company's ability to continue operations as a going concern would be uncertain and its continued viability could be in jeopardy.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties, except for $40 million of debt covered by the terms of the loan agreement and $110 million of debt covered by senior indebtedness which have been reclassified as current liabilities as of January 31, 1995. As a result of these and other factors, the Company's independent auditors, Ernst & Young LLP, have included an explanatory paragraph in their opinion on the Company's fiscal 1995 financial statements addressing uncertainties as to the Company's ability to continue operations as a going concern.


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


INFLATION

     The Company believes that inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital. However, interest rate increases, beyond current levels, could have an impact on the Company's operations.

     The impact on the Company from interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding balance of the senior term loan through February, 1996. Such agreement limits the net interest cost to the Company outside a specified range on the amounts covered by the agree-ment.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Index to Financial Statements and Financial
Statement Schedules appearing on page F-0 of this report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concern-ing the persons who are directors and executive officers of the
Company:
                                                          Age at
                                                        April 30,
      Name                       Position                  1995
- -----------------     ---------------------------------    -----

Jerry E.  Goldress    Chief Executive Officer, Chairman      64
                      of the Board and Director

Barbara C. Brown      Senior Vice President, Sales and       43
                      Operations

Stephen P. Brown      Senior Vice President, General         37
                      Merchandise Manager

Kathy J. Ford (a)     Vice President, Chief Financial        47
                      Officer and Assistant Secretary

James J. Burke, Jr.   Director                               43

Gerald S. Armstrong   Director                               51

Rupinder S. Sidhu     Director                               38

Bradley J. Hoecker    Director                               33

       ---            (b) (c)

(a)  Effective May 2, 1995, Kathy Ford became Vice President,
     Chief Financial Officer of the Company.  Prior to that, Ms.
     Ford held the position of Vice President, Controller and presently serves as Assistant Secretary.

(b) Does not include Scott Young who resigned on March 1, 1995. Mr. Young held the position of Chief Executive Officer, Chairman of the Board and Director of the Company. Upon Mr. Young's resignation from these positions, Mr. Goldress was elected Chief Executive Officer, Chairman of the Board and Director of the Company.

(c)  Does not include Anne McLaughlin who resigned as Vice
     President, Treasurer and Secretary of the Company on April
     19, 1995.

     Jerry E. Goldress, Chief Executive Officer, Chairman of the Board and Director of the Company and WEI. Mr. Goldress origin-ally joined the Company in February 1988. Mr. Goldress was Chairman of the Board of the Company from February 1988 to June 1992 and Chief Executive Officer of the Company from February 1988 to March 1990. Mr. Goldress was a Director of the Company from January 1988 to June 1992. Mr. Goldress returned to the Company in August 1993 as President and Chief Operating Officer. In June 1994, Mr. Goldress assumed the position of Acting Chief Financial Officer. On March 1, 1995, Mr. Goldress was elected Chief Executive Officer, Chairman of the Board and Director of the Company and WEI. Mr. Goldress is currently Chairman of Grisanti, Galef & Goldress, Inc. (a management consulting firm) and has been employed by that company since 1973. All positions with the Company which have been, and which currently are, held by Mr. Goldress have been pursuant to consulting agreements with Grisanti, Galef & Goldress, Inc. Mr. Goldress has been a general partner of A&S since 1987. He is a Director of Dreco Energy Services Ltd. As a management consultant, Mr. Goldress provides assistance to businesses in financial difficulty and, in the course of providing such assistance, is frequently appointed a director and an executive officer of such businesses. Often such businesses are involved in bankruptcy or other reorganization proceedings.

     Barbara C. Brown, Senior Vice President, Sales and Opera-tions of the Company. Ms. Brown joined the Company in 1973.
She became Vice President, Sales and Operations in 1986 and was promoted to Senior Vice President in 1991. Prior to 1986, Ms. Brown served in a variety of store operations positions including Store Manager, District Manager, Assistant Vice President, Store Operations, and Associate Vice President, Store Operations. Ms. Brown is the spouse of Mr. Stephen P. Brown, Senior Vice Presi-dent, General Merchandise Manager.

     Stephen P. Brown, Senior Vice President, General Merchandise Manager of the Company. Mr. Brown joined the Company in 1980.
He became Vice President, Merchandise Allocation and Distribution in 1993 and was promoted to Senior Vice President, General Merch-andise Manager in 1994. Prior to 1993, Mr. Brown served in a variety of store operations positions including Store Manager, District Manager, Regional Manager, and Assistant Vice President, Store Operations. Mr. Brown is the spouse of Ms. Barbara C. Brown, Senior Vice President, Sales and Operations.

     Kathy J. Ford, Vice President, Chief Financial Officer and Assistant Secretary of the Company and WEI. Ms. Ford has been with the Company since February 1988. She became Vice President, Chief Financial Officer effective May 2, 1995, and prior to that served as Vice President, Controller and as Assistant Vice President, Assistant Controller. She is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     James J. Burke, Jr., Director of the Company and WEI since June 1992. Mr. Burke is a partner of Stonington Partners, Inc. ("SPI") and a consultant to MLCP. Mr. Burke has also been a Director of MLCP since 1987 and a Managing Partner of MLCP from 199 to 1994, and President of MLCP from 1987 to 1994. Mr. Burke was a Vice President of Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") from 1983 until 1988 and was a First Vice President from 1988 to July 1994 and a Managing Director of MLPF&S from 1985 to July 1994. Mr. Burke is a director of Amstar Corporation, Borg-Warner Security Corporation, Supermarkets General Holdings Corporation, AnnTaylor Stores Corporation, Path-mark Stores, Inc., World Color Press, Inc. and United Artists Theatre Circuit, Inc.

     Gerald S. Armstrong, Director of the Company and WEI since April 1993. Mr. Armstrong has been a partner and Director of SPI since 1993 and is a consultant to MLCP. Mr. Armstrong has been a Director of MLCP since 1988, an Executive Vice President of MLCP from 1988 until 1993, and a Partner of MLCP from 1993 to July 1994. Mr. Armstrong was a Managing Director of the Investment Banking Division of MLPF&S from November 1988 to July 1994. From January to November 1988, he was President and Chief Executive Officer of Printing Finance Company, Inc., a printing company, and from March 1985 to January 1988, he was Executive Vice President and Chief Operating Officer of PACE Industries, Inc., a manufacturing and printing company. Mr. Armstrong is also a Director of AnnTaylor Stores Corporation, Beatrice Foods, Inc., First USA, Inc., Blue Bird Corporation, and World Color Press, Inc.

     Rupinder S. Sidhu, Director of the Company and WEI. Mr. Sidhu has been a partner of SPI since 1993 and is a consultant to MLCP. Mr. Sidhu has also been a Director of MLCP since 1987, was a Senior Vice President of MLCP from 1987 until 1993 and was a Partner of MLCP from 1993 to July 1994. Mr. Sidhu was a Managing Director of MLPF&S from 1989 to July 1994, and was a Vice Presi-dent of MLPF&S from 1984 until 1988. Mr. Sidhu is a Director of Eckerd Corporation, Clinton Mills, Inc., First USA Bank and First USA, Inc.

     Bradley J. Hoecker, Director of the Company and WEI. Mr. Hoecker has been a principal of SPI since 1993 and is a consul-tant to MLCP. Mr. Hoecker was a Principal of MLCP from 1993 to July 1994. Mr. Hoecker was an Associate of MLCP from 1989 to 1993 and of MLPF&S from 1989 to July 1994. From 1984 to 1987, Mr. Hoecker was employed by Bankers Trust Company.

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

     Under the Stockholders' Agreement (See Item 13 of this Annual Report), if any of the directors are unwilling or unable to serve, or otherwise cease to serve, as directors of WEI, then the shareholders of WEI controlled by or affiliated with MLCP or one of its affiliates (the "ML Investors") will be entitled to fill the resulting vacancies on the board. In addition, the Stockholders' Agreement provides that the ML Investors are entitled to nominate successors to all WEI directors and that the stockholders of WEI will cooperate in any removal of directors proposed by the ML Investors.

Item 11.   EXECUTIVE COMPENSATION.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth, for the fiscal years ended January 31, 1995, January 31, 1994, and January 31, 1993, the cash compensation paid by WEI and its subsidiaries, as well as certain other compensation paid or accrued for each such fiscal year, to each of the five most highly compensated executive officers of WEI (considering Mdm. Brown and Mr. Brown, Senior Vice Presidents of the Company, and Mdm. Ford, Vice President of the Company to be executive officers of WEI) who were officers on January 31, 1995 (collectively, the "named executive officers") in all capacities in which they served. All compensation with respect to Mr. Goldress was paid to Grisanti, Galef & Goldress, Inc., a management consulting firm in which Mr. Goldress is a principal.

                              SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                     Annual Compensation        Compensation
                              --------------------------------- ------------
                                                  Other Annual   No. of Sec.   All Other
    Name and         Fiscal    Salary     Bonus   Compensation   Underlying   Compensation
Principal Position   Year      ($)(c)      ($)       ($)           Options        ($)
- ------------------------------------------------------------------------------------------
Jerry E. Goldress (a)   1995   375,000        ---        ---          ---         ---
 Chairman, Chief        1994   100,000        ---        ---          ---     150,000 (m)
 Executive Officer      1993   105,931        ---        ---          ---     135,000 (n)

Barbara C. Brown        1995   165,000        ---     18,457 (d)      ---       7,212 (o)
 Senior Vice President, 1994   155,625        ---     18,457 (e)      ---      23,191 (p)
 Sales and Operations   1993   131,348      6,022     20,009 (f)   13,500      12,735 (q)

Stephen P. Brown        1995   114,615        ---        ---          ---       4,242 (r)
 Senior Vice President, 1994    84,629        500        ---          ---      15,219 (s)
 General Merchandise    1993    57,558      2,311        ---        1,735       1,212 (t)
 Manager

Kathy J. Ford           1995   110,500        ---     14,707 (g)      ---       4,893 (u)
 Vice President,        1994   104,310        ---     14,707 (h)      ---      10,005 (v)
 Chief Financial        1993    89,040     10,452     15,663 (i)    5,205       5,400 (w)
 Officer, and
 Assistant Secretary

Scott Young (b)         1995   421,147        ---     45,962 (j)      ---      31,125 (x)
 Chairman, Chief        1994   421,155        ---     45,962 (k)      ---      35,428 (y)
 Executive Officer      1993   357,040     13,425    243,839 (l)   67,000      26,007 (z)
/TABLE

(a) Mr. Goldress was elected Chairman and Chief Executive Officer on March 1, 1995. During all of fiscal 1995 and until March 1, 1995, he served as President and Chief Operating Officer. From June 1994 until March 1, 1995, he served as Acting Chief Financial Officer.

(b) Mr. Young resigned as Chairman and Chief Executive Officer on March 1, 1995.

(c) Includes amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan.
     Employees may contribute to the 401(k) plan on a pre-tax basis, not to exceed $9,240 in fiscal 1995.

(d)  Includes an $11,257 bonus to cover interest expense on Ms.
     Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 automobile allowance.

(e)  Includes an $11,257 bonus to cover interest expense on Ms.
     Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 automobile allowance.

(f) Includes a $6,565 bonus to cover interest expense on loans made by WEI to Ms. Brown in connection with the prior purchases of common stock of WEI, with a "gross-up" to cover income taxes related to the bonus. Also includes a $6,244 bonus to cover interest expense on Ms. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 annual automobile allowance.

(g)  Includes a $7,507 bonus to cover interest expense on Ms.
     Ford's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus. Also included is a $7,200 annual automobile allowance.

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

(j)  Includes a $38,762 bonus to cover interest expense on Mr.
     Young's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(k)  Includes a $38,762 bonus to cover interest expense on Mr.
     Young's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(l) Includes a $215,140 bonus to cover interest expense on loans made by WEI to Mr. Young in connection with prior purchases of common stock of WEI, with a "gross-up" to cover income taxes related to the bonus.

(m) Includes payments made to Mr. Goldress's consulting company for services related to the 1994 Re-engineering Plan.

(n)  Payment made to Mr. Goldress in connection with the Acquisi-tion.

(o) Includes $3,622 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,762 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(p) Includes $19,685 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,678 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(q) Includes $9,090 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,817 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(r) Includes $1,032 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $2,079 of premiums paid for term life insurance and $1,131 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(s) Includes $14,273 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included is $946 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(t)  Includes $1,212 for matching contributions to the Company's
     401(k) plan made on behalf of Mr. Brown.

(u) Includes $194 paid on behalf of Ms. Ford and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $3,482 of premiums paid for term life insurance and $1,217 for matching contribu-tions to the Company's 401(k) plan made on behalf of Ms. Ford.

(v) Includes $5,322 paid on behalf of Ms. Ford and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $3,482 of premiums paid for term life insurance and $1,201 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Ford.

(w) Includes $2,611 of premiums paid for term life insurance. Also included are $992 paid on behalf of Ms. Ford and her family for medical expenses and $1,797 for matching contri-butions to the Company's 401(k) plan made on behalf of Ms. Ford.

(x) Includes $12,821 paid on behalf of Mr. Young and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $14,352 of premiums paid for term life insurance and $3,952 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Young.

(y) Includes $16,865 paid on behalf of Mr. Young and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $14,352 of premiums paid for term life insurance and $4,211 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Young.

(z) Includes $14,352 of premiums paid for term life insurance. Also included are $9,693 paid on behalf of Mr. Young and his family for medical expenses not covered by the Company's group medical insurance plan and $1,962 for matching contri-butions to the Company's 401(k) plan made on behalf of Mr. Young.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table sets forth information regarding WEI stock options granted in fiscal year 1995:

              OPTION/SAR GRANTS IN LAST FISCAL YEAR


                  Percent of                        Potential
                    Total                           Realizable
       Number of   Options/                     Value of Assumed
       Securities    SAR's   Exercise           Annual Rates of
       Underlying     to       or                  Stock Price
         Options/  Employees  Base                Appreciation
           SAR's      in      Price  Expira-   for Option Term(b)
          Granted   Fiscal    ($/     tion   --------------------
Name      (#)        Year    Share)   Date     5%($)     10%($)
- -------- ---------  -------- ------  ------- --------  ----------
Jerry E.
Goldress 30,000(a)  100.00%  $44.00  10/1/03 $720,000  $1,833,000

(a) Represents options that were fully vested on the date of grant. Such options are non-transferable other than to Mr.
     Goldress' estate.

(b) No market exists for WEI's Common Stock. While the Company believes that the market values of WEI's Common Stock would be substantially below the $44.00 per share exercise price, potential realizable values are based upon the $44.00 price.




FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the named executive officers during fiscal 1995. The following table sets forth certain information with respect to the named executive officers concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1995. No market exists for WEI's Common Stock. The Company believes that at January 31, 1995, none of these options were "in-the-money options."


                    FISCAL YEAR-END OPTION VALUES

                          Number of Securities
                               Underlying
                          Unexercised Options
                            at Fiscal Year End

   Name                Exercisable   Unexercisable
- --------------------------------------------------
Jerry E. Goldress      30,000           ---

Barbara C. Brown        9,900         3,600

Stephen P. Brown        1,213           522

Kathy J. Ford           3,639         1,566

Scott Young            51,700        15,300



COMPENSATION OF DIRECTORS

     The directors of the Company and WEI do not receive compen-sation for their services as directors or as members of the committees of the boards of directors of the Company and WEI.


EMPLOYMENT AGREEMENTS

     Prior to his resignation on March 1, 1995, Mr. Young's employment was governed by an employment agreement between the Company and Mr. Young. The agreement provided for, among other things, a base salary of $300,000 (which could be increased, but not decreased, at the discretion of the Board of Directors of the Company, and which was to be adjusted to account for the effects of inflation) and annual bonuses at the discretion of the Board of Directors of the Company. The employment agreement provided that he would receive severance payments equal to his base salary for a period of two years, unpaid base salary with respect to periods prior to the date of termination and a pro rata portion of Mr. Young's bonus compensation for the fiscal year during which such termination occurs, with continued welfare benefit coverage until the expiration of the employment agreement. The Company and Mr. Young are presently engaged in discussions regarding the settlement of his employment contract.

     Mr. Goldress serves as Chairman of the Board and Chief Executive Officer of the Company under a consulting agreement, as amended, effective March 1, 1995 with Grisanti, Galef & Goldress, Inc., a management consulting firm in which Mr. Goldress is a principal. The consulting agreement expires on October 1, 1997, and provides for monthly consulting fees totaling $450,000 per year and a $50,000 payment upon execution of the contract, which sum was paid on April 7, 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committees of the Company's and WEI's boards of directors during fiscal year 1995 were Messrs. Burke, Sidhu, and Hoecker. The members of the compensa-tion committees of the Company's and WEI's boards of directors are currently Messrs. Burke, Armstrong, and Sidhu.

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


WEI

     The Common Stock, par value $0.01 per share of WEI (the "WEI Common Stock") is the only outstanding class of its voting securities. The following table sets forth, as of January 31, 1995, the number and percentage of shares of WEI Common Stock beneficially owned by (i) each person known to WEI to be the beneficial owner of more than 5% of the outstanding shares of WEI Common Stock, (ii) each director of the Company and WEI, (iii) each named executive officer, and (iv) all directors and executive officers of the Company and WEI as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them, subject to community property laws where applicable.


                                                 Number of
                                                  Shares          Percentage of
Name and Address                               Beneficially       Outstanding WEI
of Beneficial Owner                               Owned            Common Stock
- ----------------------------------------------------------------------------------
Merrill Lynch Capital Partners, Inc.(1)(2)      1,820,458              77.1%
   767 Fifth Avenue
   New York, New York 10153
Merrill Lynch & Co., Inc.(1)(3)                   452,269              19.2%
   250 Vesey Street
   North Tower - World Financial Center
   New York, New York 10281
Jerry E. Goldress(4)                               30,000               1.3%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Barbara C. Brown(5)                                21,147               0.9%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Stephen P. Brown(6)                                 1,909               0.1%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Kathy J. Ford(7)                                    6,138               0.3%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Scott Young(8)                                    117,986               4.9%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334

James J. Burke, Jr.(9)                                ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Gerald S. Armstrong(9)                                ---               0.0%
   Merrill Lynch & Co., Inc.
   250 Vesey Street
   North Tower - World Financial Center
   New York, New York 10281
Rupinder S. Sidhu(9)                                  ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Bradley J. Hoecker(9)                                 ---               0.0%
   Merrill Lynch Capital Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
All directors and executive officers
   as a group(10) (8 persons)                     177,180                7.2%



(1) Entities affiliated with Merrill Lynch & Co., Inc., includ-ing MLCP, beneficially own an aggregate of 2,272,727 shares, which represents approximately 96% of the outstanding WEI
     Common Stock at January 31, 1995.

(2) MLCP is a subsidiary of Merrill Lynch Group, Inc. which is wholly-owned by Merrill Lynch & Co., both of which are affiliates of MLPF&S. Shares of WEI Common Stock are beneficially owned by MLCP and owned of record (and benefi-cially) as follows: 1,103,219 (46.6% of outstanding WEI Common Stock) by Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P.; 699,062 (29%) by ML Offshore LBO Partnership No. B-XXI; and 18,177 (0.8%) by MLCP Associates L.P. No. II. MLCP is the indirect managing general partner of Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and ML Offshore LBO Partnership No. B-XXI and the general partner of MLCP Associates L.P. No. II. The address for Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and MLCP Associates L.P. No. II is c/o MLCP, 767 Fifth Avenue, New York, New York 10153. The address for ML Offshore LBO Partnership No. B-XXI is P.
     O. Box 25, Roseneath, The Grange, St. Peter Port, Guernsey Channel Island, British Isles.

(3) Shares of WEI Common Stock beneficially owned by Merrill Lynch & Co., Inc., excluding shares beneficially owned by MLCP as set forth in note (2) above, are owned of record (and beneficially) as follows: 429,542 (18.2% of outstanding WEI Common Stock) by ML IBK Positions, Inc.; and 22,727 (1%) by Merrill Lynch KECALP L.P. 1991. The address for each such record holder is 250 Vesey Street, North Tower - World Financial Center, New York, New York 10281.

(4) Mr. Goldress' options have been granted pursuant to an agreement dated January 17, 1995 by and between Mr. Goldress and WEI. The options are non-qualified and have not been issued pursuant to the WEI Management Stock Option Plan.
     Mr. Goldress' options are fully vested and exercisable, and the term of the options expire on October 1, 2003.

(5) Includes 9,900 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Also includes 1,990 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report and 2,274 shares pledged to WEI as security for Ms. Brown's Management Note (see Item 13 of this Annual Report).

(6) Includes 1,213 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Also includes 134 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report and 302 shares pledged to WEI as security for Mr. Brown's Management Note (see Item 13 of this Annual Report).

(7) Includes 3,639 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Also includes 515 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report and includes 1,516 shares pledged to WEI as security for Ms. Ford's Management Note (see Item 13 of this Annual Report).

(8) Includes 51,700 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable. Also includes 11,226 shares of WEI Common Stock owned by Mr. Young which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report and 7,728 shares pledged to WEI as security for Mr. Young's Management Note (see Item 13 of this Annual Report).


(9) Messrs. Burke, Armstrong, Sidhu and Hoecker are directors of the Company and WEI and officers of MLCP and Merrill Lynch & Co., Inc. Messrs. Burke, Armstrong and Sidhu are each directors of MLCP and may be deemed to beneficially own all of the 1,820,458 shares of Common Stock beneficially owned by MLCP. Furthermore, MLCP is part of a group of affiliates of Merrill Lynch & Co. that beneficially owns 2,272,727 shares of the Company's common stock. Messrs. Burke, Armstrong, and Sidhu each disclaim beneficial ownership of these shares.

(10) Includes 67,252 shares subject to vested options under the WEI Management Stock Option Plan which are currently exer-cisable. Includes 13,865 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report. Includes 12,465 shares pledged to WEI as security for Management Notes.


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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the Acquisition described in Item 1 of this Annual Report, certain members of management (the "Manage-ment Investors") executed new non-recourse notes in exchange for notes originally executed by them in connection with their purchases of shares of WEI prior to the Acquisition. The follow-ing table sets forth the outstanding principal balance of the notes of each of the named executive officers (the "Management Notes"), which amounts have remained unchanged since the begin-ning of the last fiscal year. The Management Notes bear interest at the rate of 7% per annum:

               Name                Principal Balance

          Scott Young                   $340,000
          Barbara C. Brown                99,867
          Kathy J. Ford                   66,600
          Stephen P. Brown                13,300
          Jerry E. Goldress                    0

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

     Management Investors have the right to put their shares and options to WEI in the event of death, disability, retirement or termination without cause for a "fair value price" determined in good faith by the board of directors of WEI, less the applicable per share exercise price, in the case of options. WEI has the right to call shares and options held by a Management Investor if such Management Investor's employment terminates. In the event of termination without cause, death, disability or retirement, such call shall be exercisable at a price equal to the fair value price of the stock or options determined in good faith by the board of directors of WEI, less the applicable per share exercise price, in the case of options. In the event of termination for cause or voluntary resignation, such call shall be exercisable at a price equal to the lower of (i) the fair value price of the stock or options determined in good faith by the board of direc-tors of WEI and (ii) $44 per share (the initial cost of such shares) plus interest thereon at 6.5% per annum, provided that the board of directors of WEI will consider increasing such call price (but not in excess of the fair value price of such stock or options, determined in good faith by the board of directors of
WEI) in the case of voluntary resignation, depending on the circumstances. Payments under the puts and calls are limited under the Bank Credit Agreement and the Indenture, as applicable. Under certain circumstances, WEI may issue junior subordinated notes in payment for all or a portion of the shares acquired under exercise of a put or call.

     As part of the 1994 Re-engineering Plan, the Company entered into a management consulting agreement with Grisanti, Galef & Goldress whose chairman, Mr. Goldress, provided services first by leading the re-engineering project and then as an officer of the Company. During fiscal 1995, $375,000 was paid under this agree-ment. Subsequent to January 31, 1995 and in connection with the resignation of Scott Young as Chief Executive Officer of the Company, the Company amended its consulting agreement with Grisanti, Galef & Goldress. The amended agreement expires on October 1, 1997 and provides for a $50,000 payment upon execution and specifies monthly payments totaling $450,000 per year.

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

           3.1 Restated Certificate of Incorporation of the Company. Incorporated be reference to Exhi-bit 3.1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1988 (the "1988 Report").

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

          10.1* Employment Agreement, dated as of June 11, 1992, between the Company and Scott Young. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1993 ("The 1993 Report").

          10.2 Office lease dated as of October 23, 1985, by and between the Company, as lessee, and Patrician Associates, Inc. and OMA Harbor Tech H. Associates, as lessors. Incorporated by reference to Exhibit 10(u) of the Compa-ny's Report on Form 10-K for the seven months ended January 31, 1986.

          10.3 Single Tenant Industrial Lease, dated Novem-ber 5, 1991, by and between Watson Land Company, as lessor, and the Company, as lessee. Incorporated by reference to Exhibit
                    10.6 of the 1992 Report.

          10.4* WEI Holdings, Inc. 1988 Employee Stock Purchase and Option Plan. Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended January 31, 1989.

          10.5*     WEI Holdings, Inc. 1990 Employee Stock
                    Purchase and Option Plan. Incorporated by reference to Exhibit 10.37 of the 1991
                    Report.

          10.6 Escrow Agreement, dated June 11, 1992, among A&S, as Representative, WEI and Chase Manhat-tan Bank, N.A., as Escrow Agent. Incorporated by reference to Exhibit 10.24 of the Regis-tration Statement.

          10.7 ML Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the ML Investors listed in Schedule I thereto. Incorporated by reference to Exhibit 10.25 of the Registration Statement.

          10.8* Management Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the Management Investors listed on the signature pages thereto. Incorporated by reference to Exhibit 10.26 of the Registra-tion Statement.

          10.9 Form of Management Note. Incorporated by reference to Exhibit 10.27 of the Registra-tion Statement.

          10.10 Form of Stock Pledge Agreement. Incorporated by reference to Exhibit 10.28 of the Regis-tration Statement.

          10.11* Stockholders' Agreement, dated as of June 11, 1992, among WEI, the Management Investors listed in Schedule I thereto and the ML Investors listed in Schedule II thereto. Incorporated by reference to Exhibit 10.29 of the Registration Statement.

          10.12*    WEI Management Stock Option Plan, effective
                    June 11, 1992.  Incorporated by reference to
                    Exhibit 10.30 of the Registration Statement.

          10.13* Form of Incentive Option Agreement. Incorpo-rated by reference to Exhibit 10.31 of the Registration Statement.

          10.14* Form of Performance Option Agreement. Incor-porated by reference to Exhibit 10.32 of the Registration Statement.

          10.15 Bank Credit Agreement, dated as of June 11, 1992, among the Company, WEI and Bankers Trust Company, as Agent and Heller Financial, Inc. as Co-Agent, including all exhibits thereto. Incorporated by reference to Exhi-bit 4(a) of the 1992 10-Q.

          10.16 Borrower Security Agreement, dated as of June 11, 1992, by and between the Company and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incor-porated by reference to Exhibit 4(b) of the 1992 10-Q.

          10.17 Holdings Security Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incorporated by reference to Exhibit 4(c) of the 1992 10-Q.

          10.18 Holdings Pledge Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for a representative of the Lenders. Incorporated by reference to Exhibit 4(d) of the 1992 10-Q.

          10.19 First Amendment to Credit Agreement dated November 17, 1992, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to
                    Exhibit 10.40 of the 1993 Report.

          10.20 Second Amendment to Credit Agreement dated August 17, 1993, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to
                    Exhibit 10.44 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended
                    July 31, 1993 (the "1993 10-Q").

          10.21 Third Amendment to Credit Agreement dated January 27, 1994, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to
                    Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended January 31, 1994 (the "1994 Report").

          10.22*    Fiscal 1993 Corporate Incentive Compensation
                    Plan.  Incorporated by reference to Exhibit
                    10.41 of the 1993 Report.

          10.23 Master Lease Agreement dated October 13, 1992, between United States Leasing Corpora-tion, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit 10.42 of the 1993 Report.

          10.24     Equipment Lease Agreement dated December 21,
                    1992, between General Electric Capital Corpo-ration, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit
                    10.43 of the 1993 Report.

          10.25 Agreement of Purchase and Sale, dated as of May 10, 1993, between the Company and The
                    Record Shop, Inc. Incorporated by reference to Exhibit 10.32 of the 1994 Report.

          10.26 First Amendment to Agreement of Purchase and Sale, dated as of May 28, 1993, between the Company and The Record Shop, Inc. Incorpo-rated by reference to Exhibit 10.33 of the 1994 Report.

          10.27 Second Amendment to Agreement of Purchase and Sale, dated as of June 18, 1993, between the Company and The Record Shop, Inc. Incorpo-rated by reference to Exhibit 10.34 of the 1994 Report.

          10.28 Third Amendment to Agreement of Purchase and Sale, dated as of June 21, 1993, between the Company and The Record Shop, Inc. Incorpo-rated by reference to Exhibit 10.35 of the 1994 Report.

          10.29 Agreement of Purchase and Sale, dated as of November 19, 1993, between the Company and Pegasus Music and Video, Inc. and Kevin S. Garn. Incorporated by reference to Exhibit
                    10.36 of the 1994 Report.

          10.30 First Amendment to Agreement of Purchase and Sale, dated as of January 14, 1994, between the Company and Pegasus Music and Video, Inc. and Kevin S. Garn. Incorporated by reference to Exhibit 10.37 of the 1994 Report.

          10.31*    Fiscal 1994 Corporate Incentive Compensation
                    Plan.  Incorporated by reference to Exhibit
                    10.39 of the 1994 Report.

          10.32 Letter agreement, dated May 11, 1994, between the Company and GGG, Inc. Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (the "1994 10-Q").

          10.33**   Resignation of Employment Agreement, dated
                    June 15, 1994, between the Company and Cathy
                    L. Wood.

          10.34**   Amendment to consulting agreement, dated
                    April 5, 1995, between the Company and
                    Grisanti, Galef & Goldress, Inc.

          10.35**   Amendment to WEI Management Stock Option
                    Plan, dated January 18, 1995.

          10.36** Limited Waiver Regarding Maximum Permitted Leverage Ratio, dated April 12, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust.

          10.37**   Agreement dated July 1, 1994, between The
                    Future Now, Inc. and the Company.

          10.38**   Fifth Amendment to Lease dated December 23,
                    1994, by and between the Company, as lessee, and Patrician Associates, Inc. and OMA Harbor
                    Tech H. Associates, as lessors.

          10.39*    Fiscal 1995 Corporate Incentive Compensation
               **   Plan.

          10.40**   Non-Qualified Stock Options Agreement dated
                    January 17, 1995, between WEI and Jerry E.
                    Goldress.

          10.41** Limited Waiver, dated May 11, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust.

          12.1** Computation of ratio of earnings to fixed charges.

          21.1      Subsidiaries of the Company and WEI.

          27.0**    Financial Data Schedule.


     (b)  Current Reports on Form 8-K.

          A Current Report on Form 8-K, dated March 1, 1995, was filed by the Company with the Securities and Exchange Commission on March 3, 1995 to report under "Item 5. - Other Events" the resignation of the Company's Chairman and Chief Executive
Officer.

          A Current Report on Form 8-K, dated April 13, 1995, was filed by the Company with the Securities and Exchange Commission on April 14, 1995 to report under "Item 5. - Other Events" the
Company's preliminary year-end results.

_______________

     *    Management contract or compensatory plan or arrangement

     **   Filed herewith

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                   WHEREHOUSE ENTERTAINMENT, INC.

Date: May 15, 1995                 By:   /s/ Jerry E. Goldress
                                   ------------------------------
                                   Jerry E. Goldress
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive
                                   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


                   WHEREHOUSE ENTERTAINMENT, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Jerry E. Goldress    Chairman of the Board,     May 15, 1995
- ------------------------  Chief Executive Officer
Jerry E. Goldress         and Director
                          (Principal Executive
                          (Officer)

 /s/ Kathy J. Ford        Vice President, Chief      May 15, 1995
- ------------------------  Financial Officer and
Kathy J. Ford             Assistant Secretary
                          (Principal Financial
                          and Accounting Officer)


 /s/ James J. Burke, Jr.  Director                   May 15, 1995
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                   May 15, 1995
- ------------------------
Gerald S. Armstrong


 /s/ Rupinder S. Sidhu    Director                   May 15, 1995
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                   May 15, 1995
- ------------------------
Bradley J. Hoecker


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAS NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to the security holders of the registrant.

                       Financial Statements

                  Wherehouse Entertainment, Inc.

                         January 31, 1995
               with Report of Independent Auditors

<page-F-0>
                   WHEREHOUSE ENTERTAINMENT, INC.

                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE


                         January 31, 1995

                            CONTENTS

Report of Independent Auditors...............................F-1

Financial Statements

Balance Sheets at January 31, 1995 and 1994 (Company)........F-3
Statements of Operations for the years ended
  January 31, 1995 and 1994 (Company) and the
  Eight (Company) and Four Month (Predecessor)
  Periods ended January 31, 1993 and May 31, 1992,
  respectively...............................................F-5
Statements of Changes in Shareholder's (Deficit)
  Equity for the years ended January 31, 1995
  and 1994 (Company) and the Eight (Company)
  and Four Month (Predecessor) Periods ended
  January 31, 1993 and May 31, 1992,
  respectively...............................................F-6
Statements of Cash Flows for the years ended
  January 31, 1995 and 1994 (Company) and the
  Eight (Company) and Four Month (Predecessor)
  Periods ended January 31, 1993 and May 31, 1992,
  respectively...............................................F-7
Notes to Financial Statements ...............................F-9


Financial Statement Schedule for the years ended January 31, 1995 and 1994 (Company) the Eight (Company) and Four Month (Predeces-sor) Periods ended January 31, 1993 and May 31, 1992, respec-tively

VIII    Valuation and Qualifying Accounts....................F-27

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements.

<page-F-1>
                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wherehouse Entertainment, Inc.

We have audited the accompanying balance sheets of Wherehouse Entertainment, Inc. as of January 31, 1995 and 1994 (Company) and the related statements of operations, shareholder's (deficit) equity, and cash flows for the years ended January 31, 1995 and 1994 and the eight months ended January 31, 1993 (Company) and the four months ended May 31, 1992 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibil-ity is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1995 and 1994 (Company), and the results of its operations and its cash flows for the years ended January 31, 1995 and 1994, the eight months ended January 31, 1993 (Company), the four months ended May 31, 1992 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, the related finan-cial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

<page-F-2>

The accompanying financial statements have been prepared assuming that Wherehouse Entertainment, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and was in violation of a loan covenant at January 31, 1995. Although the lender waived the violation through June 30, 1995, the Company is projecting future violations of covenants under the loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. As a result of the violation of the loan covenant and projected future violations under loan agreements, $150,000,000 of debt has been reclassified as a current liability as of January 31, 1995. The financial statements do not include any additional adjustments to reflect the possible future effects on the recoverability and classi-fication of assets or the amounts and classification of other liabilities that may result from the outcome of this uncertainty.

As discussed on Note 1 to the financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.



                                        ERNST & YOUNG LLP


April 14, 1995, except for Note 2,
 as to which the date is May 11, 1995

<page-F-3>

                      WHEREHOUSE ENTERTAINMENT, INC.
                             BALANCE SHEETS

                                             January 31
                                         1995          1994
                                     ----------------------------
Assets (Note 6)
Current assets:
  Cash                               $  1,962,000   $  3,120,000
  Receivables                           3,155,000      2,802,000
  Taxes receivable                      1,500,000      5,000,000
  Merchandise inventory               115,639,000    113,592,000
  Deferred income taxes (Note 8)                -      4,402,000
  Other current assets                  2,743,000      2,573,000
                                     ----------------------------
Total current assets                  124,999,000    131,489,000

Rental inventory, net of
  accumulated amortization of
  $40,984,000 (1995) and
  $38,966,000 (1994)                   16,093,000     11,689,000

Equipment and improvements,
  at cost (Note 6):
  Leasehold improvements               29,911,000     25,136,000
  Data processing equipment and
    software                           22,368,000     19,813,000
  Store and office fixtures and
    equipment                          22,207,000     20,273,000
  Buildings and improvements            1,492,000      1,495,000
  Land                                    683,000        683,000
                                     ----------------------------
                                       76,661,000     67,400,000
Accumulated depreciation and
  amortization                         29,126,000     20,239,000
                                     ----------------------------
                                       47,535,000     47,161,000

Intangible assets:
  Excess of cost over fair value
    of net assets acquired, net
    of accumulated amortization
    of $5,873,000 (1994)                        -    142,932,000

  Financing costs and leasehold
    interests, net of accumulated
    amortization of $2,815,000 (1995)
    and $1,226,000 (1994)               8,317,000      9,905,000
                                     ----------------------------
                                        8,317,000    152,837,000
Deferred income taxes (Note 8)                  -      6,774,000
Other assets                              736,000      1,425,000
                                     ----------------------------
Total assets                         $197,680,000   $351,375,000
                                     ============================

See accompanying notes.

<page-F-4>

                      WHEREHOUSE ENTERTAINMENT, INC.
                             BALANCE SHEETS
                                             January 31
                                         1995          1994
                                     ----------------------------
Liabilities and shareholder's
  (deficit) equity
Current liabilities:
  Short-term borrowings (Note 5)     $ 15,800,000    $ 4,000,000
  Accounts payable and bank
    overdraft                          74,984,000     80,935,000
  Interest payable                      7,772,000      8,122,000
  Sales taxes payable                   3,004,000      3,025,000
  Other accrued expenses               26,778,000     22,781,000
  Current portion of capital
    lease obligations and
    long-term debt (Note 6)             9,811,000      7,772,000
  Long-term debt classified as
    current (Notes 2 and 6)           150,000,000              -
                                     ----------------------------
Total current liabilities             288,149,000    126,635,000

Long-term debt (Note 6)                 3,892,000    163,699,000

Other long-term liabilities            10,895,000      7,426,000

Convertible subordinated
  debentures (Note 7)                   3,716,000      3,635,000

Deferred income taxes (Note 8)          3,477,000              -

Commitments and contingencies
  (Notes 9, 10 and 11)


Shareholder's (deficit) equity:
  Common stock, $.01 par value,
    1,000 shares authorized,
    10 issued and outstanding                   -              -
  Additional paid-in capital           95,671,000     95,855,000
  Accumulated deficit                (208,120,000)   (45,875,000)
                                     ----------------------------
Total shareholder's (deficit)
 equity                              (112,449,000)    49,980,000
                                     ----------------------------
Total liabilities and
  shareholder's (deficit) equity     $197,680,000   $351,375,000
                                     ============================

<page-F-5>

                                      WHEREHOUSE ENTERTAINMENT, INC.
                                         STATEMENTS OF OPERATIONS
                                               Company                       Predecessor
                            ---------------------------------------------    ------------
                                                             Eight Months     Four Months
                                                               Ended            Ended
                                Year Ended January 31,       January 31,        May 31,
                                1995              1994           1993            1992
                            ---------------------------------------------    ------------
Sales                       $ 409,484,000    $380,202,000    $249,113,000    $105,349,000
Rental Revenue                 90,141,000      91,584,000      64,293,000      29,762,000
                            ---------------------------------------------    ------------
                              499,625,000     471,786,000     313,406,000     135,111,000

Cost of sales                 262,616,000     247,997,000     155,172,000      66,904,000
Cost of rentals, including
  amortization                 34,973,000      50,837,000      24,805,000       7,272,000
                            ---------------------------------------------    ------------
                              297,589,000     298,834,000     179,977,000      74,176,000

Selling, general and
  administrative expenses     188,740,000     196,622,000     122,877,000      59,851,000
Restructuring charges
  (Note 3)                              -      14,259,000               -               -
Goodwill impairment           139,493,000               -               -               -
                            ---------------------------------------------    ------------
(Loss) income from
  operations                 (126,197,000)    (37,929,000)     10,552,000       1,084,000

Interest expense               23,194,000      23,525,000      15,703,000       4,928,000
Other income                     (153,000)       (318,000)        (44,000)         (9,000)
                            ---------------------------------------------    ------------
                               23,041,000      23,207,000      15,659,000       4,919,000
                            ---------------------------------------------    ------------
Loss before income
  taxes                      (149,238,000)    (61,136,000)     (5,107,000)     (3,835,000)
                            ---------------------------------------------    ------------
Provision (benefit) for
  income taxes (Note 8)        13,007,000     (19,077,000)     (1,291,000)     (1,859,000)
                            ---------------------------------------------    ------------
Loss before extraordinary
  item                       (162,245,000)    (42,059,000)     (3,816,000)     (1,976,000)

Extraordinary item less
  income taxes (Note 1)                 -               -               -       4,526,000
                            ---------------------------------------------    ------------
Net loss                    $(162,245,000)  $ (42,059,000)   $ (3,816,000)    $(6,502,000)
                            =============================================    ============




See accompanying notes.

<page-F-6>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                   STATEMENTS OF CHANGES IN SHAREHOLDER'S (DEFICIT) EQUITY

                             Common Stock      Additional
                             .01 Par Value      Paid-In        Accumulated
                           Shares    Amount     Capital           Deficit        Total
                         -----------------------------------------------------------------
Predecessor:
 Balance, January 31, 1992    10     $    -    $ 23,647,000  $ (19,911,000)  $  3,736,000
    Accretion of
      redeemable stock
      purchase warrants        -          -               -       (324,000)      (324,000)
    Net loss                   -          -               -     (6,502,000)    (6,502,000)
                         -----------------------------------------------------------------
 Balance, May 31, 1992        10     $    -    $ 23,647,000  $ (26,737,000)  $ (3,090,000)
                         =================================================================

Company:
 Balance, June 1, 1992         -     $    -    $          -  $           -   $          -
    Issuance of common
      stock                   10          -      65,966,000              -     65,966,000
    Capital contribution       -          -         380,000              -        380,000
    Net loss                   -          -               -     (3,816,000)    (3,816,000)
                         -----------------------------------------------------------------
 Balance, January 31, 1993    10          -      66,346,000     (3,816,000)    62,530,000
    Capital contribution       -          -      30,000,000              -     30,000,000
    Dividend                   -          -        (491,000)             -       (491,000)
    Net loss                   -          -               -    (42,059,000)   (42,059,000)
                         -----------------------------------------------------------------
 Balance, January 31, 1994    10          -      95,855,000    (45,875,000)    49,980,000
    Dividend                   -          -        (184,000)             -       (184,000)
    Net loss                   -          -               -   (162,245,000)  (162,245,000)
                         -----------------------------------------------------------------
 Balance, January 31, 1995    10     $    -    $ 95,671,000  $(208,120,000) $(112,449,000)
                         =================================================================

See accompanying notes.

<page-F-7>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                              STATEMENTS OF CASH FLOWS
                                                   Company                    Predecessor
                                 ------------------------------------------  ------------
                                                               Eight Months   Four Months
                                                                   Ended         Ended
                                    Year Ended January 31,      January 31,     May 31,
                                     1995           1994           1993          1992
                                 ------------------------------------------  ------------

Operating activities
Net loss                         $(162,245,000) $ (42,059,000) $ (3,816,000) $ (6,502,000)
Adjustments to reconcile net
  loss to net cash provided
  by (used in) operating
  activities:
    Depreciation and
      amortization                  47,142,000     70,530,000    33,197,000    11,911,000
    Extraordinary item -
      write-off of unamortized
      acquisition financing costs            -              -             -     5,430,000
    Book value of rental
      inventory dispositions         8,866,000      6,983,000     8,251,000     2,669,000
    Noncash portion of
      restructuring charges                  -     13,590,000             -             -
    Write-off of goodwill          139,493,000              -             -             -
    Other                               (3,000)        32,000        62,000         9,000
    Deferred taxes                  14,653,000    (14,667,000)   (3,395,000)   (1,738,000)
    Changes in operating assets
      and liabilities:
        Receivables                   (353,000)     1,087,000       206,000    (2,400,000)
        Taxes receivable             3,500,000     (4,555,000)            -             -
        Merchandise inventory       (2,047,000)    (3,135,000)  (24,423,000)     (224,000)
        Other current assets          (170,000)      (750,000)      394,000      (458,000)
        Accounts payable, accrued
          expenses and other
          liabilities                1,497,000     10,279,000    37,259,000   (27,896,000)
        Rental inventory
          purchases                (39,201,000)   (30,222,000)  (20,294,000)   (7,917,000)
                                 ------------------------------------------  ------------
Net cash provided by (used in)
  operating activities              11,132,000      7,113,000    28,441,000   (27,116,000)

Investing activities
Payment for purchase of Company,
  net of cash acquired                       -              -  (125,796,000)            -
Proceeds from sale of assets             4,000      1,042,000             -             -
Acquisition of property,
  equipment and improvements       (15,667,000)   (11,784,000)   (6,374,000)   (2,935,000)
Purchase of certain assets of
  The Record Shop, Inc.               (735,000)    (6,745,000)            -             -
Purchase of certain assets of
  Pegasus Music and Video, Inc.              -     (5,502,000)            -             -
Decrease (increase) in other
  assets and intangibles               262,000     (1,844,000)   (1,028,000)       39,000
                                 ------------------------------------------  ------------
Net cash used in investing
  activities                       (16,136,000)   (24,833,000) (133,198,000)   (2,896,000)

<page-F-8>

                                           WHEREHOUSE ENTERTAINMENT, INC.
                                              STATEMENTS OF CASH FLOWS
                                                     (continued)
                                           Company                           Predecessor
                                 ------------------------------------------  ------------
                                                               Eight Months  Four Months
                                                                   Ended        Ended
                                    Year Ended January 31,      January 31,    May 31,
                                     1995           1994           1993         1992
                                 ------------------------------------------  ------------
Financing activities
Short-term borrowings
  (payments), net                $  11,800,000  $ (2,550,000) $ (19,527,000) $ 37,700,000
Long-term debt                               -             -    175,000,000             -
Principal payments on
  capital lease obligations
  and long-term debt                (7,769,000)  (10,582,000)  (116,907,000)   (3,462,000)
Equity contribution                          -    30,000,000     70,273,000
Capital contribution                         -             -        380,000             -
Dividend paid to WEI
  Holdings, Inc.                      (185,000)     (490,000)             -             -
                                 ------------------------------------------  ------------
Net cash provided by
  financing activities               3,846,000    16,378,000    109,219,000    34,238,000
                                 ------------------------------------------  ------------
Net (decrease) increase
  in cash                           (1,158,000)   (1,342,000)     4,462,000     4,226,000
Cash at beginning of period          3,120,000     4,462,000              -       171,000
                                 ------------------------------------------  ------------
Cash at end of period            $   1,962,000  $ 3,120,000  $   4,462,000  $  4,397,000
                                 ==========================================  ============

Supplemental disclosure of
  cash flow information:
  Cash paid (received)
    during the period for:
      Interest                   $  20,554,000  $ 22,448,000  $   5,643,000  $ 4,271,000
      Income taxes                  (5,146,000)      164,000        (63,000)   4,762,000

Supplemental disclosure of noncash investing and financing activities:
  Capital lease obligations of $483,000 in the twelve months ended January 31, 1994 and $3,545,000 in the eight months ended January 31, 1993 were incurred when the
    Company entered into leases for equipment.
  The Company recorded accretion of redeemable stock purchase warrants in the amounts of $324,000 during the four months ended May 31, 1992.

See accompanying notes.

<page-F-9>
                  WHEREHOUSE ENTERTAINMENT, INC.

                  NOTES TO FINANCIAL STATEMENTS

                         January 31, 1995


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On June 11, 1992, the Company was acquired by the purchase of all of WEI Holdings, Inc.'s (WEI) ownership interest in the Predeces-sor by certain affiliates of Merrill Lynch Capital Partners, Inc.
(MLCP) (the Acquisition). The consideration paid to acquire the Company, net of cash acquired, consisted of $70.3 million in equity cash contributions and $55.5 million in incremental borrowings. WEI accounted for the transaction under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial state-ments. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1992. Certain members of management had ownership in WEI. Therefore, according to EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions," the net assets acquired were recorded at the reinvesting sharehold-ers' carryover basis. The purchase price, net of the carryover basis equity adjustment of $7,367,000, was allocated to assets and liabilities based on their respective fair values at June 1, 1992, as adjusted, resulting in an opening shareholder's equity of $65,966,000. WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of MLCP (91.8%) and certain members of management (8.2%) on a fully diluted basis at January 31, 1995. Currently, WEI conducts no independent opera-tions and has no significant assets other than the capital stock of the Company.

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

<page-F-10>
1.   Basis of Presentation and Significant Accounting Policies
     (continued)

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

Rental Inventory

In the fourth quarter of fiscal 1994, the Company accelerated the amortization of rental inventory by switching to a more acceler-ated method which eliminated the use of the half-year convention and salvage values. Rental inventory continues to be amortized over a period of two years for video games and three years for video cassettes. In adopting the more accelerated amortization, the Company recorded a charge of $20,268,000 to reduce the carry-ing value of existing rental inventory. The charge was accounted for as a change in estimate and was recorded as additional amor-tization expense included in "cost of rentals" on the accompany-ing statement of operations. In addition, the Company sells rental cassettes and games in excess of ongoing needs after the initial rental period at prices which are often less than net book value. The sell-through of such rental inventory in the year purchased results in additional amortization, which is included in the cost of rentals. Although rental inventory generates a portion of the Company's current revenue and cash flow, the rental inventory is classified as a noncurrent asset because not all inventory is expected to be realized as cash or sold in the normal business cycle.

<page-F-11>

1.   Basis of Presentation and Significant Accounting Policies
     (continued)

Depreciation and Amortization

Depreciation and amortization of equipment and leasehold improve-
ments is computed on the straight-line method over the following periods:
                                                  Years
                                                ---------
     Leasehold improvements                      2 - 10 *
     Data processing equipment and software        5
     Store and office fixtures and equipment     5 - 10
     Buildings and improvements                  5 - 10

     *  Amortization over related lease periods

Leasehold Interests

Leasehold interests and over-market leasehold liabilities are amortized on the straight-line method over the estimated remain-ing lease terms of the related store operating leases which vary from 2 to 10 years.

Excess of Cost Over Fair Value of Net Assets Acquired

Excess cost over the fair value of net assets acquired (or good-will) was amortized on a straight-line basis over 40 years, through January 31, 1995. In connection with the adoption of Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement No. 121), during the fourth quarter of fiscal year 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily goodwill and fixed assets, based upon a 20 year cash flow analysis.

<page-F-12>

1.   Basis of Presentation and Significant Accounting Policies
     (continued)

Management identified significant adverse changes in the Company's business climate late in the fourth quarter of the year ended January 31, 1995 that persisted subsequent to year end. These changes were largely due to increasing competition in the Company's marketplace, which led to recent operating results and forecasted future results that were less than previously planned. These factors led to the conclusion that there was a potential impairment in the recorded value of goodwill and fixed assets. Management's estimate of undiscounted cash flows over the reduced life amounts to less than the recorded value of goodwill, indi-cating impairment of the goodwill under the provisions of State-ment No. 121. Management's estimate, however, indicated that the carrying value of fixed assets was recoverable over their remaining useful lives.

An impairment loss of $139,493,000 is included in the accompany-ing 1995 statement of operations, representing the difference between the estimated discounted cash flows (at 11.5% per year) and the recorded value of goodwill. The discount rate of 11.5% represents the Company's weighted average interest rate in effect on the revolving line of credit, variable rate term note, and the 13% senior subordinated notes at January 31, 1995.

Financing Costs

Financing costs are amortized using the effective interest rate method over the terms of the related financing which varies with the terms of the related agreement.

Advertising Costs

The Company expenses nonreimbursable advertising costs as costs are incurred. The amount charged to advertising expense during the years ended January 31, 1995, 1994 and 1993 were $5,704,000,
$5,743,000 and $8,874,000, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial state-ment and tax basis of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differ-ences reverse.


                               F-12
<page-F-13>

1.   Basis of Presentation and Significant Accounting Policies
     (continued)

Earnings per Share

Earnings per share are omitted for the Company since it is a wholly-owned subsidiary of WEI.

Reclassifications

Certain reclassifications of balances have been made to the 1994 amounts to conform to the 1995 presentation.


2.   GOING CONCERN AND SUBSEQUENT EVENTS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $162,245,000 and $42,059,000 for the years ended January 31, 1995 and 1994, respectively, and there is a share-holder's deficit of $112,449,000 at January 31, 1995. During the quarter ending April 30, 1995, the Company experienced a decline in same-store revenues. Continued declines will cause the Company to be in default of its loan agreements in fiscal year 1996. The Company is in the process of renegotiating its loan agreements to allow it greater flexibility in meeting the finan-cial covenants contained in these loan agreements, and has received waivers through June 30, 1995, for any defaults in financial covenants at January 31, 1995 and for those violations that might occur through June 30, 1995. As a result of the violation of the loan covenant and the projected future viola-tions under loan agreements, $150,000,000 of debt has been reclassified as a current liability as of January 31, 1995. The financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classification of other liabilities that might be necessary should the Company be unable to success-fully renegotiate its loan agreements and continue as a going concern.

<page-F-14>

3.   RESTRUCTURING CHARGES

In response to an increasingly competitive retail environment, the Company began a "re-engineering" project during fiscal 1994 in order to lower costs and provide greater value at lower prices to customers. As part of this project, the Company identified required changes in systems and operations and, therefore, assessed the realizable value of certain assets and the cost of restructuring measures. As a result, in the fourth quarter of fiscal 1994, $14,259,000 in restructuring charges were recorded that included the write off of $8,167,000 in equipment, property and improvements, $3,472,000 in beneficial leasehold interests and $721,000 in other assets as well as the recognition of $1,899,000 for severance payments for employees terminated before January 31, 1994, consultants fees and other costs related to re-engineering. Other accrued expenses at January 31, 1994 includes $1,230,000 related to the restructuring charges.


4.   ACQUISITIONS

During June 1993 and January 1994, the Company agreed to acquire a maximum of 31 store locations (17 at the initial closing) and related assets of The Record Shop, Inc. (Record Shop) and 15 retail stores from Pegasus Music & Video, Inc. (Pegasus) (15 at the initial closing), respectively. The aggregate consideration for transferred assets during fiscal 1994, without inventory, was approximately $6,745,000 for Record Shop and $5,502,000 for Pegasus. The Company accounted for the transactions using the purchase method of accounting. Included in the statement of operations for the Company are the results of all Record Shop and Pegasus stores acquired, effective June 24, 1993 and January 14, 1994, respectively, as well as additional stores operated under management contract for the benefit of the Company. The purchase price of each acquisition was allocated to property and equipment, beneficial leaseholds, and store trade name, with the remainder ($4,722,000 - Record Shop and $4,532,000 - Pegasus) recorded as excess cost over fair value of net assets acquired (goodwill). The goodwill balances at January 31, 1995 related to these acquisitions were included in the goodwill impairment loss recognized in the year ended January 31, 1995 as described in
Note 1. Aggregate 1994 revenues of the acquired companies from the date of acquisition was $11,768,000. The net effect of the consolidated operations was not significant to the year ended January 31, 1994.

<page-F-15>
5.   NOTES PAYABLE AND CREDIT ARRANGEMENTS WITH FINANCIAL
     INSTITUTIONS

As of January 31, 1995, the Company had a $45,000,000 revolving line of credit, under a credit agreement, with the same lenders that provided the variable rate term note (Note 6).

The revolving line of credit expires January 31, 1998, is subject to the same covenants as the term note and is collateralized by all of the Company's assets except merchandise inventory and by a pledge by WEI of all the Company's capital stock. Borrowings bear interest at the rates and terms described for the term note. The Company is also subject to a commitment fee of 1/2% on used borrowings under the line. The weighted average interest rate for the years ended January 31, 1995 and 1994 were 7.65% and 6.28%, respectively. In addition, the credit agreement provides for a "clean down" period of 30 days during each fiscal year, whereby all borrowings must be repaid. The Company satisfied the "clean down" period during the year ended January 31, 1995. Available borrowings at January 31, 1995 were $28,800,000.

The Company also has a letter of credit facility which provides up to $5,000,000 of letters of credit to be outstanding. Issuance of the letters of credit serves to reduce the total available borrowings under the revolving line of credit. At January 31, 1995, the Company had $400,000 of letters of credit outstanding.


6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

           Descriptions                  1995          1994
- ----------------------------------------------------------------
10-5/8% promissory note              $  1,890,000  $  1,927,000
Variable rate term note (Note 2)       49,000,000    56,000,000
13% senior subordinated notes
  (Note 2)                            110,000,000   110,000,000
Other                                     195,000       224,000
Capital lease obligations (Note 9)      2,618,000     3,320,000
                                     ---------------------------
                                      163,703,000   171,471,000
Less current portion:
 Scheduled repayments                  (9,811,000)   (7,772,000)
 Long-term debt classified
  as current (Note 2)                (150,000,000)            -
                                     ---------------------------
                                     $  3,892,000  $163,699,000
                                     ===========================
                               F-15

<page-F-16>

6.   Long-Term Debt (continued)

Long-term debt at January 31, 1995 matures as follows, excluding amounts payable under acceleration clauses as a result of defaults, if any:

    1996                                           $  9,811,000
    1997                                             19,646,000
    1998                                             23,747,000
    1999                                                258,000
    2000                                                138,000
    Thereafter                                      110,103,000
                                                  -------------
    Total                                          $163,703,000
                                                  =============

Required payments on capital lease obligations are disclosed in
Note 9.

10-5/8% PROMISSORY NOTE: The original amount of $2,800,000 is payable in monthly installments of $20,000 (including principal and interest) through December 1, 1996, at which time the remain-ing principal balance is due. The note is collateralized by a deed of trust on land and building with a net book value of approximately $3,109,000 at January 31, 1995.

VARIABLE RATE TERM NOTE: The Company's credit agreement, result-ing from the Acquisition, provides for a variable rate term note which bears interest at prime rate plus 1-1/2% or Eurodollar Rate plus 3%. These interest rates are subject to a discount based on the Company's ability to maintain certain leverage ratios. At January 31, 1995, the Company's borrowing rates ranged from 8.813% to 9.063%. Interest on the term note is payable quarter-ly. The Company has an interest rate protection agreement with a major financial institution covering 40% of the outstanding balance of the term note. The agreement limits net interest costs to the Company to a ceiling of 9-1/8% with respect to the balances covered by the agreement. The Company is exposed to credit loss in the event of nonperformance by other parties to the interest rate protection agreement. However, the Company does not anticipate nonperformance by the counterparties.

The credit agreement was amended on January 27, 1994 to revise certain financial covenants and provide the Company with addi-tional flexibility. In connection with this amendment, MLCP received a fee of $300,000.


                               F-16

<page-F-17>

6.   Long-Term Debt (continued)

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

WEI and MLCP are affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). In connection with the original sale of the senior subordinated notes as part of the Acquisition, MLPF&S received a fee of $3,850,000 with respect to its activi-ties as placement agent. In addition, in connection with the Acquisition, MLCP received a fee of $2,500,000 plus reimbursement of expenses of $135,000 from the Company.

Financial Covenants

The variable rate term note, as amended, and the 13% senior subordinated notes agreements include various restrictive cove-nants, including covenants requiring the maintenance of certain financial ratios such as minimum consolidated adjusted EBITDAV (as defined), maximum leverage, and minimum fixed charge cover-age. An acceleration of payments in excess of $5 million occasioned by default under the variable term note is an event of default under the subordinated note agreement. The Company also must comply with limitations on dividends, capital expenditures, transactions with affiliates, capital lease borrowings and other indebtedness. The restrictive covenants were amended January 27, 1994 and the Third Amendment and Limited Waiver to Credit Agree-ment on the variable term note. At January 31, 1995, the Company was in violation of the maximum leverage ratio and was in compliance with all such remaining amended covenants. The Company obtained a waiver of the violation of the maximum leverage ratio and a waiver of all covenant requirements for the quarter ended April 30, 1995 through June 30, 1995.

As a result of the violation of the loan covenant and the projected future violations under loan agreements, $150,000,000 of debt covered by the terms of the loan agreements has been reclassified as a current liability as of January 31, 1995.


                               F-17
<page-F-18>

6.   Long-Term Debt (continued)

Fair Market Value

The fair market value of the 13% senior subordinated notes was approximately $50,600,000 at January 31, 1995. The fair market values of the Company's capital lease obligations, all other long-term debt, short-term borrowings, convertible subordinated debentures and related interest rate protection agreement as of

January 31, 1995 are estimated to be the same as the amounts reported for such debt in the Company's balance sheet at that date. The Company's debt was primarily entered into in conjunc-tion with the Acquisition; the short-term borrowings and variable rate term note are subject to repricing under variable interest rate provisions.


7.   CONVERTIBLE SUBORDINATED DEBENTURES

In 1986, the Predecessor issued $50,000,000 of 6-1/4% convertible subordinated debentures due in 2006.

In conjunction with a prior acquisition of the Predecessor in 1988, the Predecessor and its Trustee for the convertible subor-dinated debentures entered into a First Supplemental Indenture, which provides that convertible subordinated debenture holders may convert their debentures into cash and have no other rights under the indenture to convert their debentures into common stock of the Company. As a result of the 1988 Acquisition, the subor-dinated debentures were discounted to fair value. No adjustment was made to the carrying value as a result of the June 1992 Acquisition. The remaining discount is amortized by the interest method over the term of the debentures. There were no redemp-tions in fiscal years 1995, 1994 or 1993. At January 31, 1995, the principal amount of subordinated debentures was $3,716,000, net of discount of $1,951,000.

Refer to Note 10 for a discussion of litigation associated with these convertible subordinated debentures.

<page-F-19>

8.   INCOME TAXES

The provision (benefit) for income taxes includes:

                               Company                Predecessor
            ---------------------------------------  -----------
                                           Eight         Four
                                           Months       Months
                                           Ended        Ended
               Year Ended January 31,    January 31,    May 31,
                 1995         1994          1993         1992
             --------------------------------------  ------------
Current:
  Federal    $(1,500,000) $ (4,390,000) $ 1,659,000  $    40,000
  State                -       (20,000)     445,000     (161,000)
             --------------------------------------  -----------
              (1,500,000)   (4,410,000)   2,104,000     (121,000)

Deferred:
  Federal     (5,057,000)  (14,164,000)  (2,694,000)  (1,327,000)
  State       (2,249,000)   (4,114,000)    (701,000)    (411,000)
  Valuation
   Allowance  21,813,000     3,611,000            -            -
             --------------------------------------  ------------
              14,507,000   (14,667,000)  (3,395,000)  (1,738,000)
             -------------------------  -----------  ------------
             $13,007,000  $(19,077,000) $(1,291,000) $(1,859,000)
             ======================================  ============


<page-F-20>
8.   Income Taxes (continued)

The provision (credit) for deferred taxes relates to the following items:

                                                   Company                   Predecessor
                                 ------------------------------------------  ------------
                                                               Eight Months   Four Months
                                                                  Ended          Ended
                                    Year Ended January 31,      January 31,     May 31,
                                     1995           1994          1993           1992
                                 ------------------------------------------  ------------
Depreciation                     $    (65,000)  $ (8,595,000)  $(2,389,000)  $  (405,000)
State taxes                             3,000       (117,000)      129,000       242,000
Merchandise and video inventory     2,280,000     (4,636,000)   (1,257,000)      (81,000)
Debt discount                         (32,000)       (29,000)      (15,000)       (8,000)
Leases                             (1,428,000)    (2,168,000)     (559,000)     (830,000)
Employee benefits                    (182,000)      (175,000)       (6,000)      (49,000)
Tax credit carryovers                (433,000)    (3,260,000)     (309,000)     (600,000)
Prepaid expense                      (363,000)       (54,000)      633,000             -
Expenses associated with early
  extinguishment of debt                    -              -       403,000             -
Accrued liabilities                  (154,000)     1,563,000             -             -
Operating loss carryover           (3,328,000)      (816,000)            -             -
Other                                (148,000              -       (25,000)       (7,000)
Deductible goodwill                (3,456,000)         9,000             -             -
Valuation allowance                21,813,000      3,611,000             -             -
                                 ------------------------------------------  ------------
                                 $ 14,507,000   $(14,667,000)  $(3,395,000)  $(1,738,000)
                                 ==========================================  ============

                                           F-20

<page-F-21>

8.   Income Taxes (continued)

A reconciliation of the difference between the federal statutory rate and the effective tax rate is summarized as follows:

                                           Company                            Predecessor
                                 ------------------------------------------  ------------
                                                             Eight Months    Four Months
                                                                 Ended           Ended
                                    Year Ended January 31,     January 31,      May 31,
                                     1995           1994          1993           1992
                                 ------------------------------------------  ------------
Statutory tax rate                  (34.0)%         (34.0)%       (34.0)%       (34.0)%
Permanent tax differences for
  deductions (primarily amorti-
  zation of excess of cost over
  fair value of net assets
  acquired)                          30.5             2.5          16.9           7.0
Job tax credits                      (2.1)           (1.5)         (5.5)        (15.7)
State taxes, net of federal
  benefit                            (1.0)           (4.0)         (3.2)         (5.8)
Other                                 0.7            (0.1)          0.5             -
Valuation allowance                  14.6             5.9             -             -
                                 ----------------------------  ------------  ------------
                                      8.7%          (31.2)%       (25.3)%       (48.5)%
                                 ============================  ============  ============
<\table)



<page-F-22>

8.   Income Taxes (continued)

The components of net deferred income tax assets at January 31, 1995 are as follows:

  Net current deferred income tax assets:
    Merchandise inventory                          $ 2,612,000
    Vacation liability                               1,383,000
    Other accrued liabilities                          370,000
    Prepaid expenses                                    51,000
                                                   ------------
                                                     4,416,000

  Net long-term deferred income tax
    assets (liabilities):
    Convertible subordinated debenture discount    $  (657,000)
    Video rental inventory                           1,987,000
    Equipment and improvements                       1,670,000
    Leasehold interests                                356,000
    Store closure liability                            215,000
    Average rent liability                           4,373,000
    Federal/state operating loss carryover           1,275,000
    Federal/state credit carryovers                  8,487,000
    Deferred compensation                              119,000
    Other accrued liabilities                       (4,147,000)
    Capital leases                                     453,000
    Goodwill                                         3,400,000
                                                  ------------
                                                    17,531,000
                                                    21,947,000
                                                   ------------
    Valuation allowance for deferred tax assets    (25,424,000)
                                                   ------------
  Net deferred income tax liability                $ 3,477,000
                                                   ============

The Company has a carryover benefit for job tax and alternative minimum tax credits of $8,161,000 which will expire by 2010 and federal net operating loss carryovers of $2,334,000 expiring in 2010. For financial reporting purposes, the benefit has been included as a deferred tax asset at January 31, 1995.

During the year ended January 31, 1995, the valuation allowance for deferred tax assets increased by $21,813,000 from $3,611,000 at January 31, 1994 to $25,424,000. Included in this increase is $13,976,000 related to an increase in the beginning of the year valuation allowance as a result of revisions in the Company's projected taxable income.

                               F-22
<page-F-23>

9.   COMMITMENTS

Leases

The Company leases substantially all of its data processing equipment, retail stores and other facilities. The capital and operating lease agreements expire on various dates through 2013 with renewal options for certain leases. Certain leases provide for payment of real estate taxes and additional rents based on a percentage of sales.

Future minimum annual lease payments under capital and operating leases at January 31, 1995 are payable as follows:


                                       Capital       Operating
                                       Leases         Leases
                                  -------------------------------

1996                              $  880,000       $ 40,859,000
1997                                 879,000         37,343,000
1998                                 776,000         35,090,000
1999                                 255,000         33,149,000
2000                                 123,000         30,468,000
Thereafter                                 -        159,331,000
                                  -------------------------------
Total future minimum lease
  payments                         2,913,000       $336,240,000
                                                 ================
Less amounts representing
  interest                           295,000
                                  ------------
Present value of future
  minimum lease payments           2,618,000
Less current portion                 738,000
                                  ------------
Long-term obligations under
  capital leases                  $1,880,000
                                  ============

Rental expense charged to operations was approximately
$43,331,000 in fiscal 1995, $42,285,000 in fiscal 1994,
$25,056,000 in the eight month period ended January 31, 1993 and $11,733,000 in the four month period ended May 31, 1992. In addition, real estate taxes and additional rents based on percen-tage of sales were approximately $3,158,000 in fiscal 1995, $2,881,000 in fiscal 1994, $1,548,000 in the eight month period ended January 31, 1993 and $708,000 in the four month period ended May 31, 1992. The Company subleases a portion of its warehouse in Gardena, California, for an annual rent of $192,000 through March 31, 1997.

Included in equipment and improvements are assets held under capital leases with an original cost to the Company of $4,067,000 at January 31, 1995 and 1994.

<page-F-24>

9.   Commitments (continued)

Management Consulting Agreements

As part of the re-engineering project begun in June 1993, the Company entered into a management consulting agreement with a company whose chairman provided services first by leading the reengineering project and then as Chairman of the Board and Chief
Executive Officer of the Company. The current agreement, as amended on April 5, 1995 and effective as of March 1, 1995, specifies monthly payments of $37,500 and is effective through October 1, 1997. Amounts paid under this agreement were $375,000 and $250,000 during fiscal 1995 and 1994, respectively. Upon signing the amendment, an additional $50,000 was paid.

Prior to the Acquisition, the Company had another agreement with this same company which specified monthly payments of approxi-mately $23,000 and was terminated at the Acquisition. Expenses pursuant to this agreement were $83,000 in the four month period ended May 31, 1992. An additional $135,000 was paid in connec-tion with the Acquisition.

Also, prior to the Acquisition, the Company had a management consulting agreement with Adler & Shaykin, then an affiliate of the Predecessor, which specified quarterly financial advisory fees of $87,500. In 1993, payments of $146,000 were paid under this agreement, which expired on the date of the transaction.


10.  CONTINGENCIES

The Company (as a successor to the Predecessor), certain of its former directors, WEI and its investment bankers are defendants in three class action lawsuits; two lawsuits relate to the subordinated debentures outstanding at the time of the 1988
Acquisition of the Predecessor and one relates to a pre-1988 potential acquisition of the Predecessor, which lawsuit was settled for $350,000 and paid out of the deferred merger consi-deration discussed below. The lawsuits, among other claims, request unspecified damages. Based upon discovery proceedings to date and the Company's discussions with its trial lawyers, the Company believes that these actions are without merit and they are vigorously defending them.



<page-F-25>

10.  Contingencies (continued)

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

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of opera-tions of the Company.


11.  EMPLOYEE BENEFITS

EXECUTIVE OFFICER'S RETIREMENT PLAN: The Company provides life insurance for the executive officers of the Company, with face values of such policies ranging from $250,000 to $1,000,000.
Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized
$27,000 of expense in 1995 and $20,000 in fiscal 1994 under this plan.

EMPLOYEES' SAVINGS RETIREMENT PLAN: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan
(401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar year. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The
Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized $381,000 in 1995 and $477,000 in 1994 for matching costs and administrative costs under the 401(k) Plan.
                               F-25
<page-F-26>
12.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Quarterly financial information (unaudited) is as follows (in thousands):



               Net Revenue        Gross Profit         Net Loss
               --------------------------------------------------
1995 - Quarter Ended
   April 30       $113,863            $46,505          $  (5,648)
   July 30         114,324             47,904             (3,729)
   October 31      112,651             45,919             (6,052)
   January 31      158,787             61,708          $(146,816)

1994 - Quarter Ended
   April 30       $102,510            $44,727          $  (5,395)
   July 31         108,620             46,429             (7,869)
   October 31      107,899             44,574             (2,544)
   January 31      152,757             37,222            (26,251)


13.  SUMMARY FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc. is as follows:
                                                 January 31
                                               1995      1994
                                             ------------------
                                               (In Thousands)

     Current assets                          $     64  $    68
     Total assets                                  64   50,048
     Current liabilities                           76      170
     Deficiency in investment in
       the Company                            112,448       --
     Total liabilities                        112,524      170
     Redeemable common stock                    3,872    4,140
     Notes receivable from shareholders          (660)    (728)
     Contingent shares                           (663)    (702)
     Net income (exclusive of the net              37       44
       loss of the Company)

WEI has no material assets apart from its ownership of all of the outstanding capital stock of Wherehouse Entertainment, Inc. WEI does not have income from operations.

<page-F-27>

                                    WHEREHOUSE ENTERTAINMENT, INC.
                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                  Balance at    Charged to                     Balance
                                  Beginning      Costs and                     at End
      Description                 of Period      Expenses     Deductions(1)   of Period
- ------------------------------------------------------------------------------------------
Accumulated amortization
  deducted from video rental
  inventory:
    Company:
      Year ended January 31,
        1995                    $38,966,000    $26,831,000    $24,813,000     $40,984,000

      Year ended January 31,
        1994                     14,703,000     41,392,000     17,129,000      38,966,000

      Eight months ended
        January 31, 1993                  -     14,703,000              -      14,703,000

    Predecessor:
      Four months ended
        May 31, 1992             44,125,000      4,583,000      4,806,000      43,902,000


(1)  Accumulated amortization on disposition of video rental tapes.

                                           F-27