Form 10-Q
period 1995-04-30
WHEREHOUSE ENTERTAINMENT INC
filed 1995-06-20
CIK 50859

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1995

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

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                   Outstanding at
     Class                         April 30, 1995
     ------                        --------------

    Common Stock, $.01 Par Value        10


                        Total of 20 Pages
    <page-2>
                              INDEX

                  WHEREHOUSE ENTERTAINMENT, INC.




                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               April 30, 1995 (Unaudited) and
               January 31, 1995                                 3

               Condensed Statements of Operations -
               Three Months Ended April 30, 1995 and
               1994 (Unaudited)                                 4

               Condensed Statements of Cash Flows -
               Three Months Ended April 30, 1995 and
               1994 (Unaudited)                                 5

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               17

     Item 6.   Exhibits and Reports on Form 8-K                19


SIGNATURES                                                     20

<page-3>

                             PART I.

                      FINANCIAL INFORMATION

         WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED BALANCE SHEETS

                                   April 30,        January 31,
                                      1995              1995
                                  ------------      ------------
                                  (Unaudited)          Note 1
                              ASSETS

Current Assets
  Cash                            $  4,765,000      $  1,962,000
  Receivables                        4,078,000         3,155,000
  Taxes receivable                   1,500,000         1,500,000
  Merchandise inventory            110,634,000       115,639,000
  Other current assets               2,515,000         2,743,000
                                  ------------      ------------
      Total current assets         123,492,000       124,999,000

Rental inventory, net               17,032,000        16,093,000
Equipment and improvements,
   net                              46,542,000        47,535,000
Financing costs and leasehold
   interests, net                    7,850,000         8,317,000
Other assets                           724,000           736,000
                                  ------------      ------------
      Total assets                $195,640,000      $197,680,000
                                  ============      ============

               LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Short-term borrowings           $ 40,000,000      $ 15,800,000
  Accounts payable and accrued
   expenses                         94,098,000       112,537,000
  Current maturities of capital
   lease obligations and long-
   term debt                        10,619,000         9,811,000
  Long-term debt classified as
   current (Note 2)                152,036,000       150,000,000
                                  ------------      ------------

      Total current liabilities    296,753,000       288,148,000

Capital lease obligations and
   long-term debt                    3,780,000         3,893,000

Other long-term liabilities         11,517,000        10,895,000

Deferred income taxes                3,477,000         3,477,000

Convertible subordinated
   debentures                              ---         3,716,000

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,671,000        95,671,000

  Accumulated deficit             (215,558,000)     (208,120,000)
                                  ------------      ------------
       Total shareholder's
         deficit                  (119,887,000)     (112,449,000)
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $195,640,000      $197,680,000
                                  ============      ============

    See accompanying notes to condensed financial statements.

<page-4>

         WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                    Three              Three
                                 Months Ended       Months Ended
                                April 30, 1995     April 30, 1994
                                --------------     --------------
Sales                            $ 81,626,000       $ 92,005,000
Rental revenue                     22,350,000         21,859,000
                                --------------     --------------
                                  103,976,000        113,864,000

Cost of sales                      52,361,000         60,092,000
Costs of rentals, including
  amortization                      8,509,000          7,267,000
                                --------------     --------------
                                   60,870,000         67,359,000

Selling, general and
  administrative expenses          44,403,000         46,587,000
                                --------------     --------------

Loss from operations               (1,297,000)           (82,000)

Interest expense, net               6,220,000          5,580,000
Other (income) expense                (79,000)           (14,000)
                                --------------     --------------
                                    6,141,000          5,566,000
                                --------------     --------------

Loss before income taxes           (7,438,000)        (5,648,000)

Benefit for income taxes                    0                  0
                                --------------     --------------
Net loss                         $ (7,438,000)      $ (5,648,000)
                                ==============     ==============


    See accompanying notes to condensed financial statements.

<page-5>

                      WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                           Three              Three
                                                        Months Ended       Months Ended
                                                       April 30, 1995     April 30, 1994
                                                       --------------     --------------
OPERATING ACTIVITIES:
  Net loss                                              $ (7,438,000)      $ (5,646,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                        11,408,000         11,595,000
     Book value of rental inventory dispositions           1,509,000          1,043,000
     Changes in operating assets and liabilities:
       Receivables                                          (923,000)           139,000
       Merchandise inventory                               5,005,000          7,445,000
       Other current assets                                  228,000           (366,000)
       Accounts payable, accrued expenses, and
        other liabilities                                (17,817,000)       (25,044,000)
       Rental inventory purchases                         (9,448,000)        (7,830,000)
                                                       --------------     --------------
          Net cash used in operating activities          (17,476,000)       (18,664,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                           (2,788,000)        (1,500,000)
  Increase in other assets and intangibles                  (128,000)           (65,000)
                                                       --------------     --------------
          Net cash used in investing activities           (2,916,000)        (1,565,000)

FINANCING ACTIVITIES:
  Short-term borrowings                                   24,200,000         20,700,000
  Dividend payments                                              ---            (70,000)

  Principal payments on capital lease obligations
   and long-term debt                                     (1,005,000)          (888,000)
                                                       --------------     --------------
         Net cash provided by financing activities        23,195,000         19,742,000
                                                       --------------     --------------
Net increase (decrease) in cash                            2,803,000           (487,000)

Cash, beginning of the period                              1,962,000          3,120,000
                                                       --------------     --------------
Cash, end of the period                                 $  4,765,000       $  2,633,000
                                                       ==============     ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                           $  9,367,000       $  8,401,000
     Net income taxes                                            ---                ---

                 See accompanying notes to condensed financial statements.

<page-6>
                  WHEREHOUSE ENTERTAINMENT, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements of Where-house Entertainment, Inc. (the "Company") have been prepared by the Company without audit. The condensed balance sheet at January 31, 1995 has been derived from the Company's audited financial statements at that date. Certain footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying condensed financial statements include all adjustments (consisting only of normal, recurring adjustments) which are considered necessary for a fair presentation. The results of operations for any interim period may not be indicative of the results of the entire year.

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1995.

     Certain reclassifications of balances have been made to the 1995 fiscal year amounts to conform to the 1996 fiscal year's presentation.


2.   GOING CONCERN UNCERTAINTIES AND SUBSEQUENT EVENTS

     At April 30, 1995 and January 31, 1995, the Company's short-term borrowings consisted of amounts outstanding to its senior lenders under a revolving line of credit agreement in the amount of $40,000,000 and $15,800,000, respectively. In addition, the Company has a variable rate term note with its senior lenders in the principal amount of $48,100,000 and $49,000,000 at April 30, 1995 and January 31, 1995, respectively, 13% senior subordinated notes in the principal amount of $110,000,000 at April 30, 1995 and January 31, 1995, and 6 1/4% convertible subordinated debentures in the amount of $3,736,000 at April 30, 1995.

     The revolving line of credit agreement, variable rate term note and 13% senior subordinated notes contain various restric-tive covenants. The Company was not in compliance with the maximum leverage ratio and minimum consolidated adjusted E.B.I.T.D.A.V. (or "Earnings Before Interest, Taxes, Deprecia-tion, Amortization and Video Amortization") covenants contained in the revolving line of credit and variable rate term note agreements at April 30, 1995 and was not in compliance with the maximum leverage ratio covenant at January 31, 1995. As a result, the Company requested and received from its senior lenders waivers with respect to these and all covenant require-ments through May 15, 1995. On May 11, 1995, the senior lenders extended the term of these waivers through June 30, 1995. On June 16, 1995, the waiver dated May 11, 1995 was superseded by a standstill agreement which is effective through September 30, 1995. Under the terms of the standstill agreement, certain remedies available to the senior lenders under the Company's bank agreements are preserved, including rights which effectively prohibit the Company from honoring payments to holders of the Company's convertible subordinated debentures and rights, which when exercised, will effectively prohibit the Company from honoring future payment commitments to senior subordinated debentures. In addition, under the terms of the standstill agreement, the senior lenders agree to forbear from commencing actions to collect the obligations owed under the credit agreement and agree to continue to permit borrowings for up to the full $45,000,000 working capital line of credit currently available to the Company.

     During the fiscal years ended January 31, 1995 and 1994, the Company incurred net losses of $162,245,000 and $42,059,000, respectively, and during the quarter ended April 30, 1995, the Company incurred a net loss of $7,438,000. Furthermore, at April 30, 1995, the Company had a shareholders' deficit of $119,887,000. Since the beginning of the current fiscal year, the Company continues to experience declining same-store revenues and gross margins. Continued declines in revenues and gross margins and other factors could result in future defaults by the Company under its loan agreements beyond the June 30, 1995 term of its current waivers.

     Under the terms of the 13% senior subordinated notes, an acceleration of payment in excess of $5,000,000 occasioned by default under the variable term note is considered an event of default. As a result of the loan covenant violations discussed above and the rights preserved under the standstill agreement, $152.0 million of debt covered by the terms of the variable rate term note, the 13% senior subordinated notes and the 6 1/4% convertible subordinated debentures have been reclassified as a current liability at April 30, 1995.

     The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The condensed financial statements do not include adjustments relating to the recoverability and classification of the recorded carrying value of assets or the amounts or classification of other liabilities that might be necessary should the Company be unable to successfully renegotiate its loan agreements and continue as a going concern.


3.   SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

     Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc. ("WEI") is as follows:

                                   April 30,      January 31,
                                     1995            1995
                                   ---------      ----------
                                       (In Thousands)

     Current assets                     82              64
     Total assets                       82              64
     Current liabilities                81              76
     Deficiency in investment
       in the Company              119,887         112,448
     Total liabilities             119,968         112,524
     Redeemable common stock         3,872           3,872
     Notes receivable from
       shareholders                   (660)           (660)
     Contingent shares                (663)           (663)

                                    For the Three Months Ended
                                    April 30,        April 30,
                                      1995             1994
                                    ---------        ---------
                                         (In Thousands)

     Net income                         10               9


     WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (91% on a fully diluted basis) and certain members of management (9% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets apart from its investment in the capital stock of the Company.

<page-9>
                  WHEREHOUSE ENTERTAINMENT, INC.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1995.


RECENT DEVELOPMENTS AND UNCERTAINTIES

     Recent developments described below have led to uncertain-ties as to the Company's ability to continue operations as a going concern.

     The Company has a highly leveraged capital structure with total debt outstanding at April 30, 1995 of $207.9 million, including current portion of long-term debt and amounts outstand-ing under the Company's revolving credit facility. During its quarter ended April 30, 1995 and each of its fiscal years ended January 31, 1995 and 1994, the Company recorded significant net losses which produced a working capital deficit of $169.5 million and shareholders' deficit of $119.9 million at April 30, 1995. Results of operations and cash flows have been and will continue to be, affected by increased interest expense and debt service requirements resulting from the June 1992 leveraged acquisition of the Company's parent, WEI Holdings, Inc. (the "Acquisition").

     In order to repay indebtedness incurred in connection with the Acquisition, and its other indebtedness, the Company will be required to generate substantial operating cash flow. The ability of the Company to generate sufficient operating cash flows and meet its debt service obligations within the required contractual time frames is subject to both prevailing economic conditions and to various business and other factors, including, among others, the Company's ability to increase operating profits and cash flows, restructure its outstanding indebtedness, and/or obtain alternative sources of financing. The ability of the Company to improve its operating profits and cash flows cannot be assured. In addition, there can be no assurance that the Company will be able to restructure its outstanding indebtedness or obtain new financing, or that, if such measures are available, that the terms thereof would be favorable to the Company, its shareholders, or the holders of its outstanding debt securities.

     While the Company believes that, based upon its current level of operations, it could meet its debt service obligations within the required contractual time frames for the remainder of the current fiscal year ending on January 31, 1996, recent factors, including those discussed in the following paragraphs, raise significant uncertainties as to the Company's ability to effect the repayment of its outstanding indebtedness within and beyond that time frame.

     As further enumerated below, during the quarter ended April 30, 1995, the Company experienced an 8.9% decline in same-store revenues which it attributes to a lack of hit release music product which has impacted the industry as a whole, decreased sales of video games and continued competitive pressures in certain of its markets. As a result, the Company has also experienced declining gross margins.

     While the Company continues to exercise control over operating expenses and is managing inventory investment through the use of improved distribution systems and other working capital management methods, any further significant decreases in revenues or any significant decline in gross margins will result in a further violation of the loan agreement covenants in fiscal year 1996 and will also negatively impact its liquidity. The Company had average borrowings of $36.4 million on its revolving line of credit during the quarter ended April 30, 1995 compared to average borrowings of $22.6 million during the quarter ended April 30, 1994. At April 30, 1995, the Company had borrowings of $40.0 million compared to borrowings of $24.7 million at April 30, 1994.

     The Company was not in compliance with its loan agreement covenants at January 31, 1995 and April 30, 1995. As a result, the Company requested and received from its senior lenders waivers with respect to its loan agreement covenants through May 15, 1995, and, on May 11, 1995, the lenders extended the term of these waivers through June 30, 1995. On June 16, 1995, all such waivers were superseded by a standstill agreement effective through September 30, 1995. Certain conditions of the June 16, 1995 standstill agreement, among others, include requirements that the Company not make any interest or other payments under the terms of the Company's currently outstanding 13% subordinated notes and the 6 1/4% convertible subordinated debentures and that no holder of any subordinated debt nor any trustee for any issue of any subordinated debt accelerate any such debt. In connection with the standstill agreement, the lenders required that the Company and WEI, among other things, develop a plan for the restructuring of their capital structure. As a result, the Company has commenced negotiations with its senior lenders and certain holders of its subordinated notes for the purpose of restructuring its highly leveraged capital structure. As part of these negotiations, it is the Company's intent in restructuring its capital structure to avoid, to the extent possible, or to minimize any impairment of its credit relationships with trade and other vendors. However, the Company can give no assurances as to its ability to successfully restructure its existing capital structure and uncertainties exist as to the form such a restructuring, if any, might take.

     Furthermore, the Company is presently discussing further waivers of, standstill agreements, or amendments to its bank agreement covenants for the remainder of fiscal year 1996 while it attempts to restructure its capital structure. However, the Company can give no assurances as to its ability to obtain further waivers of or amendments to its bank agreement covenants nor its ability to obtain further standstill agreements from its senior lenders pursuant to which the senior lenders would agree not to exercise certain of their remedies under the bank agreements for the remainder of the fiscal year. If the Company is unable to obtain such waivers, agreements, or amendments, or is unable to satisfy the conditions under which such waivers, agreements, or amendments are issued, the lenders could suspend or terminate the loan agreement and accelerate the amounts then outstanding.

     Should the Company be unsuccessful in obtaining additional standstill agreements or waivers of or satisfactory amendments to its loan agreement covenants, or if the Company's revenues continue to decline, the Company's ability to continue operations as a going concern would be uncertain and its continued viability could be in jeopardy. As a result of these and other factors, the Company's independent auditors, Ernst & Young LLP, has included an explanatory paragraph in their opinion on the Company's financial statements for the fiscal year ended January 31, 1995 addressing uncertainties as to the Company's ability to continue operations as a going concern.


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 1995 AND APRIL 30, 1994

     Aggregate net revenues were $104.0 million and $113.9 million for the quarters ended April 30, 1995 and 1994, respectively. The Company believes that the decrease of $9.9 million, or 8.7%, was principally due to decreased customer traffic caused by a lack of new, "hit" release music product and continued competitive and economic pressures in certain of the Company's markets. While the Company had relatively the same number of stores at April 30, 1995 as compared to April 30, 1994, average revenues per store declined approximately 8.6%.

     Net merchandise sales were $81.6 million versus $92.0 million for the quarters ended April 30, 1995 and 1994, respectively, representing an overall average decrease of 11.3%. On a same-store basis, however, net merchandise sales declined by 11.5% during the quarter ended April 30, 1995 as compared to the quarter ended April 30, 1994. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used compact discs. Decreases in the music, video games and software, and accessories product categories were offset slightly by increased sales of prerecorded videocassettes due to the release during the quarter of such "hit" video titles as "The Lion King" and "Forrest Gump."

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

            Net Merchandise Sales and Rental Revenues
                     By Merchandise Category
                   (Dollar Amounts in Millions)

                                                  Quarter Ended
                                                    April 30,
                                                 1995       1994
                                                 ----       ----
Net Merchandise Sales:
     Compact discs (including used
          compact discs)                      $  48.9    $  51.0
     Cassettes and other music                   18.1       22.2
                                              --------   --------
               Total music                       67.0       73.2
     Sales of new videocassettes                  6.2        5.1
     Video game software and hardware,
          general merchandise, accessories,
          ticket commissions, and other           8.4       13.7
                                              --------   --------
               Total merchandise sales           81.6       92.0
Videocassette and other rental income            22.4       21.9
                                              --------   --------
               Total revenues                 $ 104.0    $ 113.9


     Rental income includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 75% of the Company's stores currently offer rental products. Rental income was $22.4 million versus $21.9 million during the quarters ended April 30, 1995 and 1994, respectively, representing an increase of $0.4 million or 2.3%. On a same-store basis rental income increased approximately 2.4% as compared to the prior year. The increases in both total and same-store rental income are attributable to a price increase instituted during December 1994, and the Company's strategy of maintaining a higher investment in inventory of "hit" videocas-settes to drive customer rental traffic. During the quarter ended April 30, 1995, the Company increased its purchases of video rental product by $1.6 million or 21% versus the same quarter of the prior year.

     In spite of the increases in total and same store rental income, the Company believes, due to the large installed base of videocassette players in its major markets, that future growth in rental income will occur through marketing and other competitive factors, and through new store openings, store expansions and remerchandising, rather than through expansion of the videocas-sette rental market. The Company anticipates that it will continue to experience strong competition in the rental business.

     The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers.

     Cost of sales decreased $7.7 million to $52.4 million for the quarter ended April 30, 1995 versus $60.1 million for the quarter ended April 30, 1994, representing a decrease of 12.9%. As a percentage of net merchandise sales, costs of sales decreased 1.2% to 64.1% during the quarter ended April 30, 1995 versus 65.3% during the quarter ended April 30, 1994. The 1.2% decrease in cost of sales as a percentage of net merchandise sales was principally due to the control exercised by the Company over its use of promotional markdowns (1.8%) which was offset slightly by increased costs associated with inventory shrinkage and other book-to-physical adjustments (0.2%), lower discounts on merchandise inventory purchases (0.2%), and changes in the product sales mix and other factors (0.2%). The changes in the product sales mix include the continuing shift in consumer demand from music cassettes to lower margin compact discs. In addition, video game margins declined as the Company continued its program to liquidate its excess supply of video games through promotional pricing, and new sale videocassette margins declined due to competitive pressures to lower prices in this product category. Such decreases in gross margins were offset, in part, by increased gross margins for compact disc sales and sales of full-length, prerecorded cassettes and cassette singles.

     Cost of rentals, including amortization, increased to $8.5 million during the quarter ended April 30, 1995, an increase of $1.2 million or 17.1%, versus $7.3 million during the quarter ended April 30, 1994. As a percentage of rental income, cost of rentals increased to 38.1% during the quarter ended April 30, 1995 versus 33.2% during the quarter ended April 30, 1994, representing an increase of 4.9%. The 4.9% increase in cost of rentals, including amortization, is attributable to increased write-offs of net book value of rental dispositions resulting from the sale of older rental inventory (5.5%), and higher amortization associated with the increased rental inventory purchases which are necessary to support the Company's strategy of maintaining a higher level of "hit" videocassettes in its retail stores to drive customer rental traffic (1.3%). All other costs of rentals decreased by a net of 1.9%.

     Merchandise sales as a percentage of aggregate net revenues decreased 2.3% to 78.5% during the quarter ended April 30, 1995 versus 80.3% during the quarter ended April 30, 1994.

     Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores have increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition will result in continued pressure on revenues and gross profit margins.

     Selling, general and administrative expenses, excluding $0.8 million for the amortization of purchase price adjustments resulting from acquisitions during the quarter ended April 30, 1994, were $44.4 million versus $45.8 million for the quarters ended April 30, 1995 and 1994, respectively, a decrease of $1.4 million or 3.0%.

     In spite of selling, general and administrative costs having decreased in total, the Company's lower overall aggregate revenue base during the quarter ended April 30, 1995 versus 1994, and the nature of fixed and semi-variable costs included in the Company's overhead structure, led to increased selling, general and admini-strative costs as a percentage of aggregate net revenues. As a percentage of aggregate net revenues, selling, general and administrative expenses, after excluding the effects of amortiza-tion of purchase price adjustments during the quarter ended April 30, 1994, were 42.7% during the quarter ended April 30, 1995 versus 40.2% during the quarter ended April 30, 1994, represent-ing an increase of 2.5%. The 2.5% increase was principally due to increased rent and occupancy costs (1.5%), increased semi-variable expenses (0.4%), increased depreciation expense (0.2%) and increased advertising expense (0.2%) and other factors (0.2%). Rent and occupancy costs increased in absolute dollars due to higher rental expense associated with contractually scheduled rent increases and higher common area maintenance and real estate tax charges assessed by landlords. Increased rent and occupancy costs were offset slightly by decreases in non-cash provisions for the straight-line effect of scheduled future rent increases ($0.6 million during the quarter ended April 30, 1995 versus $1.0 million during the quarter ended April 30, 1994). Absolute dollar increases in rent and occupancy costs are expected to continue in future periods.

     During the fourth quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). In connection with the adoption of Statement No. 121 in the fiscal year ended January 31, 1995, the Company wrote-off its remaining excess cost over the fair value of net assets acquired (or "goodwill") as an impairment in carrying value. Accordingly, no goodwill amortiza-tion has been included in selling, general and administrative expenses during the quarter ended April 30, 1995 while $0.9 million has been included during the quarter ended April 30, 1994.

     The loss from operations was $1.3 million for the quarter ended April 30, 1995 versus $0.1 million for the quarter ended April 30, 1994. The increased operating losses resulted principally from lower revenues and resulting lower overall gross profit margins ($3.4 million) which was offset by lower selling, general and administrative expenses ($2.1 million).

     Interest expense (net of interest income) increased $0.6 million to $6.2 million for the quarter ended April 30, 1995 versus $5.6 million for the quarter ended April 30, 1994, representing an absolute dollar increase of 11%. The increase was primarily attributable to higher overall debt levels and increased interest rates on floating rate debt. Included in interest expense is $0.5 million attributable to the amortization of acquisition financing costs during each of the quarters ended April 30, 1995 and 1994. As a result of the standstill agreement dated June 16, 1995, the Company can no longer borrow under Eurodollar Rates and must accrue interest at the default interest rate which is at prime rate plus 3-1/2%.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended April 30, 1995 and 1994, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended April 30, 1995, the Company's net cash used by operating activities declined by $1.2 million to cash used of $17.5 million from cash used of $18.7 million, principally due to reductions in merchandise inventory of $5.0 million as the Company continues to exercise control over its inventory investment through improved distribution systems and other inventory management methods, offset by a higher net loss of $1.8 million, increased rental inventory purchases of $1.6 million, and other factors of $0.4 million.

     Cash used in investing activities increased by $1.3 million to $2.9 million during the quarter ended April 30, 1995 from $1.6 million during the quarter ended April 30, 1994 principally due to increased acquisitions of property, equipment and improve-ments. Property and equipment acquisitions and improvements in both periods were primarily attributable to the acquisition of new, in-store point-of-sale platforms, and for the opening of new and remodeling of existing retail stores. While, at the present time, the Company does not have any plans that materially alter the level of its planned capital spending, such capital spending will be subject to its future liquidity.

     Cash provided by financing activities increased by $3.5 million to $23.2 million during the quarter ended April 30, 1995 from $19.7 million during the quarter ended April 30, 1994 principally due to increased short-term borrowings under the Company's $45.0 million revolving bank line of credit. The Company was not in compliance with the maximum leverage ratio and minimum consolidated adjusted E.B.I.T.D.A.V. covenants contained in its loan agreements at April 30, 1995 and was not in compli-ance with the maximum leverage ratio covenant at January 31, 1995. The Company has received a standstill agreement for these and all covenant violations through September 30, 1995. The Company is presently discussing with its senior lenders entering into a forbearance agreement or further waivers of or amendments to its bank agreements for the remainder of the fiscal year ending January 31, 1996, and is presently attempting to restructure its capital structure. Should the Company be successful in renegotiating its loan covenants, management believes that the Company's liquidity would be sufficient to meet its operating requirements for the remainder of the current fiscal year. However, there can be no assurances that the Company will be successful in renegotiating its loan covenants or, if successful, there can be no assurances as to the terms of such revised loan covenants or amendments.

     As of April 30, 1995 the Company has signed lease commit-ments to open three (3) new stores during the next twelve months.
Other than these lease commitments, there were no other material commitments as of April 30, 1995.

     For a discussion of recent developments and uncertainties effecting the Company's liquidity and capital resources, see Note
2 to the Condensed Financial Statements and "Recent Developments and Uncertainties" above.

     As a result of the negative publicity associated with the matters discussed under "Recent Developments and Uncertainties" above, certain of the Company's vendors have requested changes to trade credit terms offered to the Company. While the changes in these trade credit terms have not yet had a material impact on the Company's liquidity, there can be no assurances as to the effect any future changes in trade credit terms could have on the Company's liquidity or its operations.


INFLATION

     The Company believes that inflation has not had a material effect on its operations and its internal and external sources of liquidity and working capital. However, interest rate increases beyond current levels could have an impact on the Company's operations.

     The impact on the Company from interest rate fluctuations is partially mitigated by an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding senior term loan through February 1996. Such agree-ment limits the net interest cost to the Company outside a specified range on the amounts covered by the agreement.

<page-17>
                             PART II

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

          On May 22, 1989, the United States District Court for the Southern District of New York (the "District Court") dismissed plaintiffs' federal securities law claims pursuant to Rule 56 of the Federal Rules of Civil Procedure and dismissed the state law claims for lack of subject matter jurisdiction. By opinion dated April 10, 1990, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the judgment of the District Court and remanded the case.

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

          The plaintiffs appealed that determination to the District Court which, on August 12, 1994, adopted that portion of the Report and Recommendation dismissing the plaintiffs' state law claims. However, the District Court declined to adopt the Magistrate's recommendation that plaintiffs' federal securities law claims be dismissed. Defendants requested that the District Court certify its order denying summary judgment for an immediate appeal. In October 1994, the District Court granted defendants' motion for certification. This certification entitled defendants to request that the Second Circuit Court of Appeals certify the Opinion for immediate appellate review. On January 3, 1995, defendants filed a brief in the Court of Appeals requesting that the Court reverse the District Court's rulings on plaintiffs' federal securities law claims and enter a judgment for defendants on those claims. Plaintiffs filed their opposition brief on March 20, 1995. In addition, the Securities and Exchange Commis-sion filed an amicus brief in support of plaintiffs' position on one of the two questions which were certified for interlocutory review. Defendant filed a reply brief on April 12, 1995 and the appeal was argued on June 8, 1995. The Company believes that this action is without merit and is vigorously defending it.

          $5.7 million principal amount of the Debentures remained outstanding as of April 30, 1995.

          An action entitled Don Thompson v. Wherehouse Enter-tainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.), which is substantially similar to the McMahan action and which was certified as a class action on behalf of all persons who owned Wherehouse debentures as of December 20, 1987, has been conso-lidated with the McMahan action.


<page-19>

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.42 Standstill Agreement, dated June 16, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust
          10.43 Letter, dated June 16, to Bank America National Trust and Savings, from Bankers Trust Company regarding Indenture dated as of June 15, 1986 between Wherehouse Entertain-ment, Inc. and Bank of America National Trust and Savings Association

          27.0      Financial Data Schedule


          (b)  Current Reports on Form 8-K

          A Current Report on Form 8-K, dated April 13, 1995, was filed by the Company with the Securities and Exchange Commission on April 14, 1995 to report under "Item 5. - Other Events" the Company's results of operations for the fiscal year ended January 31, 1995.
<page-20>
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  WHEREHOUSE ENTERTAINMENT, INC.


Date:     June 19, 1995       /s/ Jerry E. Goldress
                              --------------------------
                              JERRY E. GOLDRESS
                              Chairman of the Board and Chief
                              Executive Officer, and Director
                              (Principal Executive Officer)



Date:     June 19, 1995       /s/ Kathy J. Ford
                              --------------------------
                              KATHY J. FORD
                              Vice President, Chief Financial
                              Officer and Assistant Secretary
                              (Principal Financial and
                              Accounting Officer)