Form 10-Q/A
period 1995-04-30
WHEREHOUSE ENTERTAINMENT INC
filed 1995-06-21
CIK 50859

June 20, 1995


VIA Edgar

OFICS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Re:  Wherehouse Entertainment, Inc.
     Amendment to Quarterly Report on Form 10-Q

Dear Sir or Madame:

     On behalf of Wherehouse Entertainment, Inc. (the "Company"), enclosed is our filing of an amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995. The Form 10-Q was originally filed yesterday. This amendment reflects corrections of typographical errors made on Exhibits
10.42 and 10.43 only.

     If there are any questions regarding this filing, please do not hesitate to contact me at 310/538-2314, extension 2352.

Sincerely,

/s/ Kathy J. Ford

Kathy J. Ford
Vice President,
Chief Financial Officer