Form 10-Q
period 1995-07-31
WHEREHOUSE ENTERTAINMENT INC
filed 1995-09-20
CIK 50859

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1995

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

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                        Outstanding at
     Class                              July 31, 1995
     ------                             --------------

    Common Stock, $.01 Par Value             10


                        Total of 21 Pages
    <page-2>
                              INDEX

                  WHEREHOUSE ENTERTAINMENT, INC.



                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
                    July 31, 1995 (Unaudited) and
                    January 31, 1995                            3

               Condensed Statements of Operations -
                    Three Months Ended July 31, 1995
                    and 1994 (Unaudited)

                    Six Months Ended July 31, 1995
                    and 1994 (Unaudited)                        4

               Condensed Statements of Cash Flows -
                    Six Months Ended July 31, 1995 and
                    1994 (Unaudited)                            5

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               18

     Item 3.   Defaults Upon Senior Securities                 19

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                         19

     Item 5.   Other Information                               19

     Item 6.   Exhibits and Reports on Form 8-K                19


SIGNATURES                                                     21






<page-3>

                             PART I.

                      FINANCIAL INFORMATION

         WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED BALANCE SHEETS

                                    July 31,        January 31,
                                     1995              1995
                                  ------------      ------------
                                  (Unaudited)          Note 1
                              ASSETS

Current Assets
  Cash                            $  7,624,000      $  1,962,000
  Receivables                        2,355,000         3,155,000
  Taxes receivable                   1,500,000         1,500,000
  Merchandise inventory            100,270,000       115,639,000
  Other current assets               2,180,000         2,743,000
                                  ------------      ------------
      Total current assets         113,929,000       124,999,000

Rental inventory, net               17,160,000        16,093,000
Equipment and improvements,
   net                              45,317,000        47,535,000
Financing costs and leasehold
   interests, net                    7,477,000         8,317,000
Other assets                           767,000           736,000
                                  ------------      ------------
      Total assets                $184,650,000      $197,680,000
                                  ============      ============

               LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Short-term borrowings           $ 44,600,000      $ 15,800,000
  Accounts payable and accrued
   expenses                         80,384,000       105,052,000
  Accrued interest                   8,091,000         7,485,000
  Current maturities of capital
   lease obligations and long-
   term debt                        12,326,000         9,811,000
  Long-term debt classified as
   current (Note 2)                150,193,000       150,000,000
                                  ------------      ------------

      Total current liabilities    295,594,000       288,148,000

Capital lease obligations and
   long-term debt                    3,477,000         3,893,000

Other long-term liabilities         12,140,000        10,895,000

Deferred income taxes                3,477,000         3,477,000

6 1/4% convertible subordinated
   debentures (Note 2)                       0         3,716,000

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,671,000        95,671,000

  Accumulated deficit             (225,709,000)     (208,120,000)
                                  ------------      ------------
       Total shareholder's
         deficit                  (130,038,000)     (112,449,000)
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $184,650,000      $197,680,000
                                  ============      ============

    See accompanying notes to condensed financial statements.

<page-4>

                      WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                               Three          Three            Six             Six
                               Months         Months          Months          Months
                               Ended          Ended           Ended           Ended
                              July 31,       July 31,        July 31,        July 31,
                                1995           1994            1995            1994
                           -------------   -------------   -------------   -------------
Sales                      $ 82,613,000    $ 91,147,000    $164,239,000    $183,151,000
Rental revenue               22,423,000      23,177,000      44,773,000      45,037,000
                           -------------   -------------   -------------   -------------
                            105,036,000     114,324,000     209,012,000     228,188,000

Cost of sales                53,707,000      58,170,000     106,068,000     118,260,000
Costs of rentals, including
  amortization               10,253,000       8,250,000      18,761,000      15,517,000
                           -------------   -------------   -------------   -------------
                             63,960,000      66,420,000     124,829,000     133,777,000

Selling, general and
  administrative expenses    44,460,000      45,863,000      88,863,000      92,452,000
                           -------------   -------------   -------------   -------------

(Loss) income from
  operations                 (3,384,000)      2,041,000      (4,680,000)      1,959,000

Interest expense, net         6,774,000       5,783,000      13,039,000      11,408,000
Other (income) expense           (8,000)        (13,000)       (130,000)        (72,000)
                           -------------   -------------   -------------   -------------
                              6,766,000       5,770,000      12,909,000      11,336,000
                           -------------   -------------   -------------   -------------

Income (loss) before
  income taxes              (10,151,000)     (3,729,000)    (17,589,000)     (9,377,000)

Benefit for income taxes              0               0               0               0
                           -------------   -------------   -------------   -------------
Net income (loss)          $(10,151,000)   $ (3,729,000)   $(17,589,000)   $ (9,377,000)
                           =============   =============   =============   =============


                 See accompanying notes to condensed financial statements.

<page-5>

                      WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            Six                Six
                                                        Months Ended       Months Ended
                                                        July 31, 1995      July 31, 1994
                                                       --------------     --------------
OPERATING ACTIVITIES:
  Net loss                                              $(17,589,000)      $ (9,377,000)
  Adjustments to reconcile net loss to net
   Cash provided by operating activities:
     Depreciation and amortization                        22,817,000         23,874,000
     Book value of rental inventory dispositions           4,700,000          2,498,000
     Deferred taxes                                                0           (480,000)
     Changes in operating assets and liabilities:
       Receivables                                           800,000             92,000
       Taxes receivable                                            0          5,000,000
       Merchandise inventory                              15,369,000          9,286,000
       Other current assets                                  563,000            209,000
       Accounts payable, accrued expenses, and
        other liabilities                                (22,817,000)       (14,804,000)
       Rental inventory purchases                        (19,828,000)       (16,971,000)
                                                       --------------     --------------
          Net cash used in operating activities          (15,985,000)          (673,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                           (5,376,000)        (3,877,000)
  Purchase of Record Shop                                          0           (365,000)
  Increase in other assets and intangibles                  (315,000)            58,000
                                                       --------------     --------------
          Net cash used in investing activities           (5,691,000)        (4,184,000)

FINANCING ACTIVITIES:
  Short-term borrowings                                   28,800,000          9,000,000
  Dividend payments                                                0           (155,000)
  Subordinated debenture redemptions                        (163,000)                 0
  Principal payments on capital lease obligations
   and long-term debt                                     (1,299,000)        (1,776,000)
                                                       --------------     --------------
         Net cash provided by financing activities        27,338,000          7,069,000
                                                       --------------     --------------
Net increase (decrease) in cash                            5,662,000          2,212,000

Cash, beginning of the period                              1,962,000          3,120,000
                                                       --------------     --------------
Cash, end of the period                                 $  7,624,000       $  5,332,000
                                                       ==============     ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                           $ 11,274,000       $ 10,218,000
     Net income taxes                                              0         (4,548,000)

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


2.   PETITION FOR RELIEF UNDER CHAPTER 11

     On August 2, 1995 (the "Petition Date"), Wherehouse Enter-tainment, Inc. and WEI Holdings, Inc. ("WEI"), the Company's parent, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankrupt-cy Court for the District of Delaware in Wilmington, seeking to reorganize under Chapter 11. In Chapter 11, the Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-possession in Chapter 11, neither the Company nor WEI may engage in transac-tions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     As of the Petition Date, payment of pre-petition liabilities to the senior lenders, bondholders and unsecured creditors of the Company and WEI, and pending litigation against the Company and/ or WEI are stayed while they continue their business operations as debtors-in-possession.

     As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become immediately due and payable, and has been classified as a current item on the Company's balance sheet. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

     As of July 31, 1995, the total principal and interest related to the above debt was $206.3 million and $8.4 million, respectively. At August 2, 1995, the filing date, this amount became "Subject to Compromise" and its ultimate outcome will be determined during the bankruptcy case.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company is seeking approval to reject approximately 28 real property leases. Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

     In connection with the Company's Chapter 11 case, the United
States trustee has appointed a committee for the Company's bond-holders and other general unsecured creditors.

     As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan or reorganization could materially change the amounts currently recorded in the financial statements. Except as noted, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

     The Company is currently involved in negotiations with a potential lender for a debtor-in-possession ("DIP") financing facility. The Company is seeking a DIP facility which provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory. It is anticipated that any such DIP facility will require that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. Any agreement that is reached between the Company and a potential lender will be subject to Bankruptcy Court approval.


3.   SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

     Unconsolidated summary financial information of WEI is as follows:

                                    July 31,      January 31,
                                     1995            1995
                                   ---------      ----------
                                       (In Thousands)

     Current assets                     26              64
     Total assets                       26              64
     Current liabilities                76              76
     Deficiency in investment
       in the Company              130,038         112,448
     Total liabilities             130,114         112,524
     Redeemable common stock         3,872           3,872
     Notes receivable from
       shareholders                   (660)           (660)
     Contingent shares                (663)           (663)

                                     For the Six Months Ended
                                     July 31,         July 31,
                                      1995             1994
                                    ----------       ---------
                                         (In Thousands)

     Net income                        (40)             18


     WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (91% on a fully diluted basis) and certain members of management (9% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets apart from its investment in the capital stock of the Company.

     On August 2, 1995, WEI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. See Note
2, above.


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


PETITION FOR RELIEF UNDER CHAPTER 11

     On August 2, 1995 (the "Petition Date"), Wherehouse Enter-tainment, Inc. and WEI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, seeking to reorganize under Chapter 11. In Chapter 11, the Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-possession in Chapter 11, neither the Company nor WEI may engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     As of the Petition Date, payment of pre-petition liabilities to the senior lenders, bondholders and unsecured creditors of the Company and WEI, and pending litigation against the Company and/ or WEI are stayed while they continue their business operations as debtors-in-possession.

     As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become immediately due and payable, and has been classified as a current item on the Company's balance sheet. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the bankruptcy code. In connection with the Chapter 11 proceedings, the Company is currently seeking approval to reject approximately 28 real property leases. Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

     As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan or reorganization could materially change the amounts currently recorded in the financial statements. Except as noted, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

     Since the filing, most of the Company's vendors including the six major distributors (PGD, WEA, BMG, Sony, UNI and CEMA) have continued to ship merchandise to the Company. However, many of the Company's vendors have requested changes in the trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipments on an average of 60-75 days, it now finds that it is being required in a majority of its shipments to make payment on a cash-in-advance basis. These changes have had a material impact on the Company's liquidity, and there can be no assurance as to the effect which any future changes in trade credit terms imposed by the Company's vendors could have on the Company's liquidity or its operations.

     On the first day of the filing, the Company sought and received authorization from the Bankruptcy Court to continue certain employee and customer related policies which the Company deemed necessary for its survival. These included its policies related to employee wages, benefits and out-of-pocket business expenses. They also included its customer benefit programs, including the Company's frequent renter program, its gift and rental certificate programs and its merchandise return program. To date, the Company does not believe that it has experienced any material negative impact from its customers or employees because of the filing.

     The Company is currently involved in negotiations with a potential lender for a debtor-in-possession ("DIP") financing facility. The Company is seeking a DIP facility which provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory. It is anticipated that any such DIP facility will require that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. Any agreement that is reached between the Company and a potential lender will be subject to approval by the Bankruptcy Court.

     The Company considers the obtaining of an adequate DIP facility to be critical to its ability to adequately stock its stores in anticipation of the forthcoming Christmas season, and currently expects to be able to conclude such a facility by late September 1995. There are significant issues remaining to be resolved in the negotiations, and, while the Company is optimis-tic that these matters will be resolved, no assurance can be given that the DIP facility will, in fact, be obtained, or if obtained, that the terms will be reasonable to the Company. Any significant delay in obtaining, or failure to obtain, such a facility could materially and adversely impact the Company's liquidity and results of operation for at least the balance of the current fiscal year.


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED JULY 31, 1995 AND JULY 31, 1994

     Aggregate net revenues were $105.0 million and $114.3 million for the quarters ended July 31, 1995 and 1994, respec-tively. The Company believes that the decrease of $9.3 million, or 8.1%, was principally due to decreased customer traffic caused by a lack of new, "hit" release music product and continued competitive and economic pressures in certain of the Company's markets. While the number of stores at July 31, 1995 was relatively even as compared to July 31, 1994, average revenues per store declined approximately 10.2%.

     Net merchandise sales were $82.6 million versus $91.1 million for the quarters ended July 31, 1995 and 1994, respec-tively, representing an overall average decrease of 9.3%. On a same-store basis, net merchandise sales declined by 9.4% during the quarter ended July 31, 1995 as compared to the quarter ended July 31, 1994. The Company believes that decreases in total and same-store net merchandise sales were primarily attributable to the competitive and other factors described above. Revenue for all product categories within merchandise sales, including music, video games and software, and accessories were lower during the quarter ended July 31, 1995 as compared to last year, except for used products, which were higher.

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

            Net Merchandise Sales and Rental Revenues
                     By Merchandise Category
                   (Dollar Amounts in Millions)

                                                  Quarter Ended
                                                     July 31,
                                                 1995       1994
                                                 ----       ----
Net Merchandise Sales:
     Compact discs (new)                      $  45.0    $  47.9
     Used products                                7.2        4.5
     Cassettes and other music (new)             17.7       22.8
                                              --------   --------
               Total music                       69.9       75.2
     Sales of new videocassettes                  4.2        4.7
     Video game software and hardware,
          general merchandise, accessories,
          ticket commissions, and other           8.5       11.2
                                              --------   --------
               Total merchandise sales           82.6       91.1
Videocassette and other rental income            22.4       23.2
                                              --------   --------
               Total revenues                 $ 105.0    $ 114.3

     Rental income includes the rental of videocassettes, video games and game players, audiocassette books, laserdiscs, and sales of previously viewed videocassettes and previously played video games. Approximately 75% of the Company's stores currently offer rental products. Rental income was $22.4 million versus $23.2 million during the quarters ended July 31, 1995 and 1994, respectively, representing a decrease of $0.8 million or 3.3%.
On a same-store basis rental income decreased approximately 2.8% as compared to the prior year. The Company believes that decreases in both total and same-store rental income are attri-butable to a number of factors, including the difficulties resulting from the Company's liquidity problems in attempting to purchase large quantities of certain "hit" titles, a lack of "hit" releases in the game rental category, continued competition and a general softening in rental consumer spending nationwide. During the quarter ended July 31, 1995, the Company increased its purchases of video rental product by $1.1 million, or 11%, over purchases of such product in the same quarter of the prior year.

     The Company believes that, due to the large installed base of videocassette players in its major markets, future growth in rental income will occur through marketing and other competitive factors, and through new store openings, store expansions and remerchandising, rather than through expansion of the videocas-sette rental market. The Company anticipates that it will continue to experience strong competition in the rental business.

     The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been influenced by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, any possible store closures that may be approved by the court during the bankruptcy case would impact future revenues.

     Cost of sales decreased $4.5 million to $53.7 million for the quarter ended July 31, 1995 versus $58.2 million for the quarter ended July 31, 1994, representing a decrease of 7.7%. As a percentage of net merchandise sales, costs of sales increased 1.2% to 65.0% during the quarter ended July 31, 1995 versus 63.8% during the quarter ended July 31, 1994. The 1.2% increase in cost of sales as a percentage of net merchandise sales was principally due to lower discounts on merchandise inventory purchases (0.4%), and higher merchandise return penalties (0.4%) and other factors(0.4%). Changes in product sales mix continue, specifically from music cassettes to lower margin compact discs. This has been partially offset by increases in gross margin dollars from the sale of used products.

     Cost of rentals, including amortization, increased to $10.3 million during the quarter ended July 31, 1995, an increase of $2.0 million or 24.1%, versus $8.3 million during the quarter ended July 31, 1994. As a percentage of rental income, cost of rentals increased to 45.7% during the quarter ended July 31, 1995 versus 35.6% during the quarter ended July 31, 1994, representing an increase of 10.1%. The 10.1% increase in cost of rentals, including amortization, is primarily attributable to increased costs from the sale of used rental inventory (7.5%), higher amortization associated with increased rental inventory purchases (1.3%) and other factors (1.3%).

     Merchandise sales as a percentage of aggregate net revenues decreased 1.0% to 78.7% during the quarter ended July 31, 1995 versus 79.7% during the quarter ended July 31, 1994.

     Several major retail chains, including Best Buy, Blockbust-er, Hollywood Video and Virgin Megastores have increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition will result in continued pressure on revenues and gross profit margins. In addition, any possible store closures that may be approved by the court during the bankruptcy case would impact future revenues.

     Selling, general and administrative expenses, excluding $0.9 million for the amortization of goodwill during the quarter ended July 31, 1994, were $44.4 million versus $44.9 million for the quarters ended July 31, 1995 and 1994, respectively, a decrease of $0.5 million or 1.1%.

     In spite of selling, general and administrative costs having decreased in total dollars, the Company's lower overall aggregate revenue base during the quarter, and the nature of fixed and semi-variable costs included in the Company's overhead structure, led to increased selling, general and administrative costs as a percentage of aggregate net revenues. As a percentage of aggre-gate net revenues, selling, general and administrative expenses, after excluding the effects of amortization of goodwill during the quarter ended July 31, 1994, were 42.3% during the quarter ended July 31, 1995 versus 39.3% during the quarter ended July 31, 1994, representing an increase of 3.0%. The 3.0% increase was principally due to increased rent and occupancy costs (1.5%), increased advertising expenses (0.8%), increased semi-variable expenses (0.6%) and other factors (0.1%). Rent and occupancy costs increased in absolute dollars due to higher rental expense associated with store expansions and higher common area mainte-nance and real estate tax charges assessed by landlords. Semi-variable expenses increased in absolute dollars due to legal and consulting costs related to the bankruptcy filing. Increases in legal and consulting costs are expected to continue in future periods as a result of the bankruptcy. Reductions in rent and occupancy costs may occur during the bankruptcy case as a result of the rejection of certain real property leases.

     During the fourth quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). In connection with the adoption of Statement No. 121 in the fiscal year ended January 31, 1995, the Company wrote-off its remaining excess cost over the fair value of net assets acquired (or "goodwill") due to an impairment in the carrying value. Accordingly, no goodwill amortization has been included in selling, general and admini-strative expenses during the quarter ended July 31, 1995 while $0.9 million has been included during the quarter ended July 31, 1994.

     The loss from operations was $3.4 million for the quarter ended July 31, 1995 versus income of $2.0 million for the quarter ended July 31, 1994. The increased operating losses resulted principally from lower revenues and resulting lower overall gross profit margins ($6.8 million) which was offset by lower selling, general and administrative expenses ($1.4 million).

     Interest expense (net of interest income) increased $1.0 million to $6.8 million for the quarter ended July 31, 1995 versus $5.8 million for the quarter ended July 31, 1994, repre-senting an absolute dollar increase of 17%. The increase was primarily attributable to higher average borrowings on the revolving line of credit. Included in interest expense is $0.5 million attributable to the amortization of acquisition financing costs during each of the quarters ended July 31, 1995 and 1994.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended July 31, 1995 and 1994, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebt-edness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.


FOR THE SIX MONTHS ENDED JULY 31, 1995 AND JULY 31, 1994

     Aggregate net revenues for the six months ended July 31, 1995 were $209.0 million compared to $228.2 million for the six months ended July 31, 1994, a decrease of 8.4%. The Company believes that the decrease was principally due to decreased customer traffic caused by a lack of new, "hit" release music product and continued competitive and economic pressures in certain of the Company's markets. While the number of stores at July 31, 1995 was relatively even as compared to July 31, 1994, average revenues per store declined approximately 8.4%.

     Merchandise sales were $164.2 million and $183.2 million during the six months ended July 31, 1995 and 1994, respectively, representing an aggregate decrease of 10.4% and a decrease of 10.5% on a same-store basis. The decrease in same-store sales resulted principally from decreased sales of new music, accessor-ies and video games offset by increases in sales of used music products and pre-recorded video.

            Net Merchandise Sales and Rental Revenues
                     By Merchandise Category
                   (Dollar Amounts in Millions)

                                        Six Months Ended
                                            July 31,
                                     1995              1994
                                   --------------------------
Net Merchandise Sales:
  Compact discs (new)               $ 87.6            $ 94.3
  Used products                       14.3               9.1
  Cassettes and other music (new)     35.0              45.1
                                    -------           -------
       Total Music                   136.9             148.5
  Sales of new videocassettes         10.5               9.8

  Video game software and
     hardware, general
     merchandise, accessories,
     ticket commissions, and
     other                            16.8              24.9
                                    -------           -------
       Total merchandise sales       164.2             183.2

  Videocassette and other
   rental income                      44.8              45.0
                                    -------           -------
       Total Revenues               $209.0            $228.2

     Rental revenue was $44.8 million and $45.0 million for the six months ended July 31, 1995 and 1994, respectively, represent-ing a 0.4% aggregate decrease and a decrease of 0.3% on a same-store basis. Decreases in the rental of videocassettes and video games were offset by increases in revenue from the sale of used videocassettes and other rental products.

     Cost of sales decreased $12.2 million to $106.1 million for the six months ended July 31, 1995, as compared with $118.3 million for the six months ended July 31, 1994. As a percentage of merchandise sales revenue, cost of sales for the six months ended July 31, 1995 was 64.6% which was even with the six months ended July 31, 1994. During the first six months, reductions in the utilization of promotional markdowns to generate incremental sales were offset by changes in product mix and increases in merchandise return penalties. Changes in product mix include the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

     Cost of rentals increased $3.3 million to $18.8 million for the six months ended July 31, 1995 compared to $15.5 million for the six months ended July 31, 1994. As a percentage of rental revenue, cost of rentals increased to 41.9% for the six months ended July 31, 1995 from 34.5% for the six months ended July 31, 1994. The 7.4% increase was primarily attributable to increased costs from the sale of used rental inventory (4.9%), higher amortization associated with increased rental inventory purchases (1.6%), and other factors (0.9%).

     Merchandise sales, as a percentage of aggregate net revenues, decreased from 80.3% in the six months ended July 31, 1994 to 78.6% in the six months ended July 31, 1995.

     Selling, general and administrative expenses, excluding $1.2 million and $3.6 million for the amortization of purchase price adjustments resulting from acquisitions, were $87.7 million and $88.9 million for the six months ended July 31, 1995 and 1994, respectively, a decrease of $1.2 million, or 1.3%. As a percen-tage of aggregate net revenues, selling, general and administra-tive expenses, excluding amortization of purchase price adjust-ments, were 42.0% and 39.0% for the six months ended July 31, 1995 and 1994, respectively. The 3.0% increase was primarily a result of increases in rent and occupancy costs (1.7%) caused by contractual escalations in base rent for existing stores, lease renewals and new leases. Reductions in rent and occupancy costs may occur during the bankruptcy case as a result of the rejection of certain real property leases. The remaining increase in selling, general and administrative expenses came from advertis-ing expense (0.5%), semi-variable expenses (0.5%) and other factors (0.3%). Semi-variable expenses increased due to legal and consulting costs related to the filing. Increases in legal and consulting costs are expected to continue in future periods as a result of the bankruptcy. All categories of payroll, including stores, administrative, and distribution center payrolls and the related payroll overhead costs, were even with last year as a percentage of aggregate net revenues due to headcount reductions and other expense control measures.

     Loss from operations was $4.7 million for the six months ended July 31, 1995 compared to income from operations of $2.0 million for the six months ended July 31, 1994, a decrease in operating income of $6.7 million. The increased operating losses resulted primarily from lower revenues and resulting lower overall gross profit margins ($10.2 million) which was offset by lower selling, general and administrative expenses ($1.1 million) and a decrease in amortization of purchase accounting adjustments ($2.4 million). Excluding the effects of purchase accounting in both periods, the Company would have had a loss from operations of $3.5 million for the six months ended July 31, 1995 and income from operations of $5.6 million for the six months ended July 31, 1994.

     Interest expense (net of other income) increased from $11.3 million for the six months ended July 31, 1994 to $12.9 million for the six months ended July 31, 1995, largely due to higher average borrowings on the revolving line of credit in the six months ended July 31, 1995. Included in interest expense is $0.9 million attributable to the amortization of acquisition financing costs during each of the six month periods ended July 31, 1995 and 1994.

     At July 31, 1995, $92.7 million of the Company's debt was subject to interest which varies with changes in the prime rate or other similar interest rate indexes. A material increase in the prime rate, or other applicable index rates, could signifi-cantly increase the Company's interest expense. The impact of any such increase is partially mitigated by an interest rate protection arrangement with a major financial institution covering approximately 41.0% of the outstanding balance of the Company's senior term loan. See "Inflation" below.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended July 31, 1995 and 1994, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebt-edness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities increased by $15.3 million to $16.0 million during the six months ended July 31, 1995 from $0.7 million during the six months ended July 31, 1994. The increase was principally due to a higher net loss ($8.2 million), a decrease in accounts payable related to major changes in vendor terms ($8.0 million), a reduction in taxes collected related to a one-time income tax refund received in the prior year ($5.0 million), offset by reductions of inventory ($6.0 million) and other factors ($0.1 million).

     Cash used in investing activities increased by $1.5 million to $5.7 million during the six months ended July 31, 1995 from $4.2 million during the six months ended July 31, 1994 princi-pally due to increased acquisitions of property, equipment and improvements. Property and equipment acquisitions and improve-ments were primarily attributable to the acquisition of new, in-store point- of-sale platforms, and the opening of new retail stores. The Company intends to carefully review its capital spending in light of its Chapter 11 filing. Any additional capital expenditures will be subject to future availability of funds and other liquidity concerns.

     Cash provided by financing activities increased by $20.2 million to $27.3 million during the six months ended July 31, 1995 from $7.1 million during the six months ended July 31, 1994 principally due to increased short-term borrowings under the Company's $45.0 million revolving bank line of credit. The increased borrowings were primarily the result of decreased revenues and margins and changes in trade credit terms as noted below.

     As of July 31, 1995 the Company has signed lease commitments to open one (1) new store during the next twelve months. Other than these lease commitments, there were no other material commitments as of July 31, 1995.

     For a discussion of recent developments and uncertainties effecting the Company's liquidity and capital resources, see Note
2 to the Condensed Financial Statements and "Petition for Relief
Under Chapter 11" above.

<page-18>
                             PART II

                        OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          (i)  Bankruptcy Proceedings.

          On August 2, 1995 (the "Petition Date"), the Company and WEI, the Company's parent, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, seeking to reorganize under Chapter 11. In Chapter 11, the Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-possession in Chapter 11, neither the Company nor WEI may engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

          (ii)  McMahan and Related Actions.

          For a further description of developments with respect to McMahan & Co., et al. v. Wherehouse Entertainment et al., and certain related litigation, see Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended
April 30, 1995.

          On September 13, 1995, the Second Circuit Court of Appeals issued an opinion reversing in part and affirming in part the District Court's order denying defendants' motion for summary judgment on plaintiffs' federal securities law claims. The Court of Appeals held that the District Court's refusal to dismiss plaintiffs' claim for an alleged violation of Section 11 of the Securities Act was based on an incorrect application of the law and directed the District Court to address evidence submitted by defendants in support of their motion for summary judgment on plaintiffs' Section 11 claim. With respect to plaintiffs' claim for an alleged violation of Section 10(b) of the Exchange Act, the Court held that plaintiffs may seek to recover a "benefit-of-the-bargain" measure of damages. The Court denied plaintiffs' cross-petition to appeal from the District Court's order dismissing their state law claims. The Company believes that this action is without merit and is vigorously defending it.

          (iii) Other Litigation.

          For a further description of developments with respect to other claims, legal actions and complaints, see Item 1 of Part
II of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

          As a result of the bankruptcy filing, discussed above, all proceedings in other currently pending litigation against the Company and WEI are currently stayed.


<page-19>

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          As a result, among other things, of the bankruptcy filing, the Company is currently in default under the indentures governing the 13% Senior Subordinated Notes ($117.2 million in principal and accrued interest as of August 2, 1995) and 6 1/4% Convertible Subordinated Debentures ($5.6 million in principal and accrued interest as of August 2, 1995).


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On August 1, 1995, WEI Holdings, Inc., the sole stock-holder of the Company, acting by written consent, elected each of the following persons as a Director of the Company, each to serve until the next annual meeting of the stockholders of the Company, and until his successor is duly elected and qualified:

                         Gerald S. Armstrong
                         James J. Burke, Jr.
                         Jerry E. Goldress
                         Bradley J. Hoecker
                         Rupinder S. Sidhu


Item 5.   OTHER INFORMATION.

          On August 24, 1995, the American Stock Exchange, Inc., in accordance with the provisions of Rule 12d2-2 under Section 12 of the Securities Exchange Act of 1934, filed an application with the Securities and Exchange Commission to strike the 6 1/4% debentures of the Company from listing and registration on the Exchange. Upon approval of the application, the Company intends to file a Form 15 with the Securities and Exchange Commission, as a result of which the Company will, with respect to these securities, cease to be obligated to file Exchange Act reports.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.1 Change of Control Agreements, dated as of July 10, 1995, between Registrant and each of its senior executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details.

          27.0      Financial Data Schedule

          (b)  Current Reports on Form 8-K

          A Current Report on Form 8-K, dated August 2, 1995, was filed by the Company with the Securities and Exchange Commission on August 4, 1995 to report under "Item 3. - Bankruptcy Receiver-ship" the Company's filing with the United States Bankruptcy Court in Delaware for protection under Chapter 11 of the U.S. Bankruptcy laws.


<page-21>
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  WHEREHOUSE ENTERTAINMENT, INC.


Date:     September 20, 1995       /s/ Jerry E. Goldress
                                   --------------------------
                                   JERRY E. GOLDRESS
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)



Date:     September 20, 1995       /s/ Henry Del Castillo
                                   --------------------------
                                   HENRY DEL CASTILLO
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and
                                   Accounting Officer)