Form 10-Q
period 1995-10-31
WHEREHOUSE ENTERTAINMENT INC
filed 1995-12-15
CIK 50859

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1995

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

                    Yes [ X ]  No [   ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                         Outstanding at
     Class                              October 31, 1995
     ------                             --------------

    Common Stock, $.01 Par Value             10


                        Total of 21 Pages

<page-2>
                              INDEX

                  WHEREHOUSE ENTERTAINMENT, INC.



                                                             Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
                    October 31, 1995 (Unaudited) and
                    January 31, 1995                            3

               Condensed Statements of Operations -
                    Three Months Ended October 31, 1995
                    and 1994 (Unaudited)

                    Nine Months Ended October 31, 1995
                    and 1994 (Unaudited)                        4

               Condensed Statements of Cash Flows -
                    Nine Months Ended October 31, 1995
                    and 1994 (Unaudited)                        5

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               18

     Item 3.   Defaults Upon Senior Securities                 19

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                         19

     Item 5.   Other Information                               19

     Item 6.   Exhibits and Reports on Form 8-K                20


SIGNATURES                                                     21







<page-3>

                             PART I.

                      FINANCIAL INFORMATION

         WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED BALANCE SHEETS

                                  October 31,       January 31,
                                     1995              1995
                                  ------------      ------------
                                  (Unaudited)          Note 1
                              ASSETS

Current Assets
  Cash                            $  2,378,000      $  1,962,000
  Receivables                        1,269,000         3,155,000
  Taxes receivable                     207,000         1,500,000
  Merchandise inventory            116,059,000       115,639,000
  Other current assets               3,997,000         2,743,000
                                  ------------      ------------
      Total current assets         123,910,000       124,999,000

Rental inventory, net               13,637,000        16,093,000
Equipment and improvements,
   net                              42,921,000        47,535,000
Financing costs and leasehold
   interests, net                    7,058,000         8,317,000
Other assets                           795,000           736,000
                                  ------------      ------------
      Total assets                $188,321,000      $197,680,000
                                  ============      ============

               LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities Not Subject to Compromise
 Current liabilities
   Notes payable - post petition  $ 18,000,000      $        ---
   Notes payable - pre petition            ---        15,800,000
   Current portion of capital
    lease obligations and long-
    term debt                              ---         9,811,000
   Accounts payable and accrued
    expenses                        19,189,000       112,538,000
   Long-term debt classified as
    current (Note 2)                       ---       150,000,000
                                  ------------      ------------

      Total current liabilities     37,189,000       288,149,000

Capital lease obligations                  ---         1,880,000
Long term debt                             ---         2,012,000
6 1/4% Convertible subordinated
 debentures (Note 2)                       ---         3,716,000
Deferred income taxes                3,477,000         3,477,000
Other long-term liabilities         12,762,000        10,895,000
                                  ------------      ------------
     Total Liabilities Not Subject
       to Compromise                53,428,000       310,129,000

Liabilities Subject to Compromise
  Priority debt                      2,684,000               ---
  Secured debt                      98,103,000               ---
  Unsecured debt                   176,192,000               ---
                                  ------------      ------------
     Total Liabilities Subject
       to Compromise               276,979,000               ---

Shareholder's equity
  Common stock, $.01 par value,
   1,000 authorized, 10 issued
   and outstanding                         ---               ---
  Additional paid-in capital        95,671,000        95,671,000
  Accumulated deficit             (237,757,000)     (208,120,000)
                                  ------------      ------------
       Total shareholder's
         deficit                  (142,086,000)     (112,449,000)
                                  ------------      ------------
       Total liabilities and
         shareholder's equity     $188,321,000      $197,680,000
                                  ============      ============

    See accompanying notes to condensed financial statements.

<page-4>

                      WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                               Three          Three            Nine            Nine
                               Months         Months          Months          Months
                               Ended          Ended           Ended           Ended
                            October 31,    October 31,      October 31,     October 31,
                                1995           1994            1995            1994
                           -------------   -------------   -------------   -------------
Sales                      $ 74,817,000    $ 92,002,000    $239,056,000    $275,153,000
Rental revenue               18,283,000      20,648,000      63,055,000      65,685,000
                           -------------   -------------   -------------   -------------
                             93,100,000     112,650,000     302,111,000     340,838,000

Cost of sales                46,997,000      58,099,000     153,065,000     176,360,000
Cost of rentals, including
  amortization               11,280,000       8,633,000      30,041,000      24,150,000
                           -------------   -------------   -------------   -------------
                             58,277,000      66,732,000     183,106,000     200,510,000

Selling, general and
  administrative expenses    42,485,000      46,081,000     131,346,000     138,532,000
                           -------------   -------------   -------------   -------------

(Loss) income from
  operations                 (7,662,000)       (163,000)    (12,341,000)      1,796,000

Interest expense, net         1,087,000       5,875,000      14,127,000      17,282,000
Other (income) expense          (64,000)         15,000        (194,000)        (57,000)
                           -------------   -------------   -------------   -------------
                              1,023,000       5,890,000      13,933,000      17,225,000
                           -------------   -------------   -------------   -------------

Income (loss) before
  reorganization costs
  and income taxes           (8,685,000)     (6,053,000)    (26,274,000)    (15,429,000)

Reorganization costs
  Professional fees           1,676,000             ---       1,676,000             ---
  Costs related to store
    closings                  1,687,000             ---       1,687,000             ---
                           -------------   -------------   -------------   -------------
                              3,363,000             ---       3,363,000             ---

Income (loss) before
  income tax                (12,048,000)     (6,053,000)    (29,637,000)    (15,429,000)

Benefit for income taxes              0               0               0               0
                           -------------   -------------   -------------   -------------
Net income (loss)          $(12,048,000)   $ (6,053,000)   $(29,637,000)   $(15,429,000)
                           =============   =============   =============   =============


                 See accompanying notes to condensed financial statements.



<page-5>

                      WHEREHOUSE ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            Nine               Nine
                                                        Months Ended       Months Ended
                                                       October 31, 1995   October 31, 1994
                                                       ----------------   ----------------
OPERATING ACTIVITIES:
  Net loss                                              $(29,637,000)      $(15,429,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                        32,831,000         34,975,000
     Book value of rental inventory dispositions           9,672,000          4,884,000
     Loss (gain) on disposal of fixed assets               1,610,000                ---
     Gain on redemption of convertible debentures            (13,000)               ---
     Changes in operating assets and liabilities:
       Receivables                                         1,886,000            148,000
       Taxes receivable                                    1,293,000          4,520,000
       Merchandise inventory                                (420,000)       (20,841,000)
       Other current assets                               (1,254,000)           201,000
       Accounts payable, accrued expenses, and
        other liabilities                                (25,063,000)         8,587,000
       Rental inventory purchases                        (27,585,000)       (27,588,000)
                                                       --------------     --------------
          Net cash used in operating activities          (36,680,000)       (10,543,000)

INVESTING ACTIVITIES:
  Acquisition of property, equipment and
   improvements                                           (7,734,000)       (10,029,000)
  Purchase of Record Shop                                          0           (601,000)
  Decrease (increase) in other assets and
   intangibles                                              (478,000)           247,000
                                                       --------------     --------------
          Net cash used in investing activities           (8,212,000)       (10,383,000)

FINANCING ACTIVITIES:
  Short-term borrowings - pre petition                    29,020,000         22,950,000
  Short-term borrowings - post petition                   18,000,000                ---
  Dividend payments                                                0           (160,000)
  Subordinated debenture redemptions                        (169,000)                 0
  Principal payments on capital lease obligations
   and long-term debt                                     (1,543,000)        (2,669,000)
                                                       --------------     --------------
         Net cash provided by financing activities        45,308,000         20,121,000
                                                       --------------     --------------
Net increase (decrease) in cash                              416,000           (805,000)

Cash, beginning of the period                              1,962,000          3,120,000
                                                       --------------     --------------
Cash, end of the period                                 $  2,378,000       $  2,315,000
                                                       ==============     ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                           $ 11,456,000       $ 18,867,000
     Net income taxes                                     (1,276,000)        (4,548,000)

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


2.   PETITION FOR RELIEF UNDER CHAPTER 11

     On August 2, 1995 (the "Petition Date"), Wherehouse Enter-tainment, Inc. and WEI Holdings, Inc. ("WEI"), the Company's parent, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bank-ruptcy Court for the District of Delaware in Wilmington, seeking to reorganize under Chapter 11. In Chapter 11, the Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-possession in Chapter 11, neither the Company nor WEI may engage in transac-tions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     As of the Petition Date, payment of pre-petition liabilities to the senior lenders, bondholders and unsecured creditors of the Company and WEI, and pending litigation against the Company and/ or WEI are stayed while they continue their business operations as debtors-in-possession.

     As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become "Subject to Compromise" and has been classified as such on the Company's balance sheet. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

     As of October 31, 1995, the total principal and interest related to the above debt was $206.2 million and $8.5 million, respectively. The ultimate outcome of the aforementioned debt will be determined during the bankruptcy case.

     As a result of the filing, the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures was suspended effective August 1, 1995. Interest expense on the above debt would have been $6.0 million higher had it continued to accrue from the period of August 2, 1995 through October 31, 1995.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company received approval to reject 29 real property leases (28 store leases and one office lease). In addition, the leases of two other stores have expired and they have been closed.
Costs related to the closure of the 28 stores totalled $1.7 million for the quarter. Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

     In connection with the Company's Chapter 11 case, the United
States trustee has appointed a committee for the Company's bond-holders and other general unsecured creditors.

     As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. Except as noted, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

     On September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a debtor-in-possession ("DIP") financing facility. The DIP facility provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory.
The DIP facility also requires that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. A final order authorizing borrowing on the DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. This was preceded by an interim order author-izing post-petition financing which was approved by the Court on September 21, 1995.

     The Board of Directors has authorized Jefferies & Company, the Company's financial advisor, to develop and implement a process to solicit interest relating to the potential sale of all or part of the Company's assets or stock by merger, tender offer, exchange offer, plan of reorganization, other acquisition of debt or securities, or otherwise.


3.   SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

     Unconsolidated summary financial information of WEI is as follows:

                                   October 31,    January 31,
                                      1995           1995
                                   ----------     ----------
                                       (In Thousands)

     Current assets                      37             64
     Total assets                        37             64
     Current liabilities                 76             76
     Deficiency in investment
       in the Company               142,086        112,448
     Total liabilities              142,162        112,524
     Redeemable common stock          3,872          3,872
     Notes receivable from
       shareholders                    (660)          (660)
     Contingent shares                 (663)          (663)

                                     For the Nine Months Ended
                                     October 31,    October 31,
                                      1995             1994
                                    ----------       ---------
                                         (In Thousands)

     Net income                         (28)             27


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

     As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become "Subject to Compromise" and has been classified as such on the Company's balance sheet. The payment of the above debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the bankruptcy code. In connection with the Chapter 11 proceedings, the Company received approval to reject 29 real property leases (28 store leases and one office lease). In addition, the leases of two other stores have expired and they have been closed.
Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

     As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. Except as noted, the financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

     On the first day of the filing, the Company sought and received authorization from the Bankruptcy Court to continue certain employee and customer related policies which the Company deemed necessary for its survival. These included its policies related to employee wages, benefits and out-of-pocket business expenses. They also included its customer benefit programs, including the Company's frequent renter program, its gift and rental certificate programs and its merchandise return program. To date, and except for loss of business which may have resulted from the reduction in the breadth of the Company's inventory as a result of the matters discussed below, the Company does not believe that it has experienced any material negative impact from its customers or employees because of the filing.

     Since the filing, most of the Company's vendors including the six major distributors (PGD, WEA, BMG, Sony, UNI and CEMA) have continued to ship merchandise to the Company. However, many of the Company's vendors have requested changes in the trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipments on an average of 60-75 days, it now finds that it is being required in a majority of its shipments to make payment on a cash-in-advance basis. The Company is currently involved in negotiations with its vendors to set up normal terms for post petition shipments and services. In addition, under certain circumstances, the court has allowed the Company to enter into vendor agreements which permit returns of inventory for credit against pre-petition indebtedness in exchange for the granting of normal terms on a post-petition basis. On October 12, 1995, the Company signed such an agreement with Warner/Elektra/Atlantic Corporation ("WEA") which provides for a credit facility of up to $6.0 million. The agreement also requires returns of inventory to WEA of $2.2 million for credit against pre-petition indebtedness. Similar agreements have since been signed with CEMA Distribution, Polygram Group Distribution, Inc. and Alliance Entertainment Corporation which provide for credit facilities of $1.1 million to $2.0 million and require returns of inventory for credit against pre-petition claims of $0.3 million to $2.0 million. Changes in credit terms have had a material impact on the Company's liquidity, and there can be no assurance as to the effect which any future changes in trade credit terms imposed by the Company's vendors could have on the Company's liquidity or its operations.

     On September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a debtor-in-possession ("DIP") financing facility. The DIP facility provides a borrow-ing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory.
The DIP facility also requires that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. A final order authorizing borrowing on the above DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. This was preceded by an interim order authorizing post-petition financing which was approved by the Court on September 21, 1995.

     The Company believes that the current DIP borrowing facility is adequate to support the upcoming Christmas season, however, there can be no assurance as to the effect which any future changes in the Company's operations or results could have on its liquidity.

     The Board of Directors has authorized Jefferies & Company, the Company's financial advisor, to develop and implement a process to solicit interest relating to the potential sale of all or part of the Company's assets or stock by merger, tender offer, exchange offer, plan of reorganization, other acquisition of debt or securities, or otherwise.

     Since the filing, the Company has closed 30 stores (19 stores in September and 11 stores in October). Total store count for the chain at October 31, 1995 was 316.


RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

     Aggregate net revenues were $93.1 million and $112.7 million for the quarters ended October 31, 1995 and 1994, respectively. The Company believes that the decrease of $19.6 million, or 17.4%, was principally due to decreased customer traffic caused by a lack of new, "hit" release music product, continued competi-tive and economic pressures in certain of the Company's markets, a shift in customer spending from traditional entertainment products to home computer hardware and software products, the closing of 30 stores which occurred in the months of September and October and the loss of revenue which may have resulted from the reduction in the breadth of the Company's inventory as a result of the matters discussed above.

     Net merchandise sales were $74.8 million versus $92.0 million for the quarters ended October 31, 1995 and 1994, respectively, representing an overall average decrease of 18.7%. On a same-store basis, net merchandise sales declined by 18.1% during the quarter ended October 31, 1995 as compared to the quarter ended October 31, 1994. The Company believes that decreases in total and same-store net merchandise sales were primarily attributable to the competitive and other factors described above.

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:

            Net Merchandise Sales and Rental Revenues
                     By Merchandise Category
                   (Dollar Amounts in Millions)

                                                  Quarter Ended
                                                   October 31,
                                                 1995       1994
                                                 ----       ----
Net Merchandise Sales:
     Music including compact discs,
          cassettes and other music
          configurations                         62.7       76.1
     Sales of new videocassettes                  4.5        5.8
     Video game software and hardware,
          general merchandise, accessories,
          ticket commissions, and other           7.6       10.2
                                              --------   --------
               Total merchandise sales           74.8       92.1
Videocassette and other rental income            18.3       20.6
                                              --------   --------
               Total revenues                 $  93.1    $ 112.7

     Rental income includes the rental of videocassettes, video games and game players, audiocassette books, laserdiscs, and sales of previously viewed videocassettes and previously played video games. Approximately 80% of the Company's stores currently offer rental products. Rental income was $18.3 million versus $20.6 million during the quarters ended October 31, 1995 and 1994, respectively, representing a decrease of $2.3 million or 11.5%. On a same-store basis rental income decreased approxi-mately 13.1% as compared to the prior year. The Company believes that decreases in both total and same-store rental income are attributable to a number of factors, including the difficulties resulting from the Company's liquidity problems in attempting to purchase large quantities of certain "hit" titles, a lack of "hit" releases in the game rental category, continued competition and a general softening in rental consumer spending nationwide. During the quarter ended October 31, 1995, the Company decreased its purchases of video rental product by $2.8 million, or 27.0%, over purchases of such product in the same quarter of the prior year. The decrease was primarily due to a reduction in the number of "hit" video titles released by video distributors during the quarter as compared to last year.

     The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been influenced by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 30 stores during the quarter ended October 31, 1995, and as a result of the closure of any additional stores that may be approved by the Court during the remainder of the bankruptcy case.

     Cost of sales decreased $11.1 million to $47.0 million for the quarter ended October 31, 1995 versus $58.1 million for the quarter ended October 31, 1994, representing a decrease of 19.1%. As a percentage of net merchandise sales, costs of sales decreased 0.3% to 63.4% during the quarter ended October 31, 1995 versus 63.7% during the quarter ended October 31, 1994. The 0.3% decrease in cost of sales as a percentage of net merchandise sales was principally due to reduced use of promotional markdowns (0.8%), decreased merchandise return costs (0.5%), and other factors (0.2%) offset by lower discounts on merchandise inventory purchases (0.7%) and higher costs associated with inventory shrink (0.5%). Changes in product sales mix continue, specifi-cally from music cassettes to lower margin compact discs. This has been partially offset by increases in gross margin dollars from the sale of used products.

     Cost of rentals, including amortization, increased to $11.3 million during the quarter ended October 31, 1995, an increase of $2.7 million or 30.7%, versus $8.6 million during the quarter ended October 31, 1994. As a percentage of rental income, cost of rentals increased to 61.7% during the quarter ended October 31, 1995 versus 41.8% during the quarter ended October 31, 1994, representing an increase of 19.9%. The 19.9% increase in cost of rentals, including amortization, is primarily attributable to costs related to increased sales of used rental inventory (15.6%), higher amortization (3.2%) and other factors (1.1%).

     Net merchandise sales as a percentage of aggregate net revenues decreased 1.3% to 80.4% during the quarter ended October
31, 1995 versus 81.7% during the quarter ended October 31, 1994.

     Several major retail chains, including Best Buy, Block-buster, Hollywood Video and Virgin Megastores have increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition will result in continued pressure on revenues and gross profit margins. Further, future revenues may be reduced as a result of the closure of 30 stores during the quarter ended October 31, 1995, and as a result of the closure of any additional stores that may be approved by the Court during the remainder of the bankruptcy case.

     Selling, general and administrative expenses, excluding $0.9 million for the amortization of goodwill during the quarter ended
October 31, 1994, were $42.5 million versus $45.1 million for the quarters ended October 31, 1995 and 1994, respectively, a decrease of $2.6 million or 5.8%.

     As a percentage of aggregate net revenues, selling, general and administrative expenses, after excluding the effects of amortization of goodwill during the quarter ended October 31, 1994, were 45.6% during the quarter ended October 31, 1995 versus 40.1% during the quarter ended October 31, 1994, representing an increase of 5.5%. The 5.5% increase was primarily due to increases, as a percentage of revenue, in rent and occupancy costs (3.5%), payroll expenses (1.8%), and other factors (0.2%). Rent and occupancy costs increased in absolute dollars due to higher rental expense associated with store expansions and higher common area maintenance and real estate tax charges assessed by landlords. Reductions in rent and occupancy costs may occur during the bankruptcy case as a result of the rejection of certain real property leases.

     During the fourth quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). In connection with the adoption of Statement No. 121 in the fiscal year ended January 31, 1995, the Company wrote-off its remaining excess cost over the fair value of net assets acquired (or "goodwill") due to an impairment in the carrying value. Accordingly, no goodwill amortization has been included in selling, general and admini-strative expenses during the quarter ended October 31, 1995 while $0.9 million has been included during the quarter ended October 31, 1994.

     The loss from operations was $7.7 million for the quarter ended October 31, 1995 versus a loss of $0.2 million for the quarter ended October 31, 1994. The increased operating losses resulted principally from lower revenues and resulting lower overall gross profit margins ($11.1 million) which was offset by lower selling, general and administrative expenses ($3.4 million).

     Interest expense (net of interest income) decreased $4.9 million to $1.0 million for the quarter ended October 31, 1995 versus $5.9 million for the quarter ended October 31, 1994. The decrease was primarily due to the suspension of the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Subordinated Notes and 6 1/4% Convertible Subordinated Debentures following the filing of Chapter 11. Included in interest expense is $0.5 million attributable to the amortization of acquisition financing costs during each of the quarters ended October 31, 1995 and 1994.

     Reorganization costs for the quarter include costs related to the bankruptcy case including professional fees for legal and financial advisors, as well as costs associated with the closure of 28 stores. Reorganization costs are expected to continue in future periods as a result of the bankruptcy case.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended October 31, 1995 and 1994, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebt-edness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.


FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

     Aggregate net revenues for the nine months ended October 31, 1995 were $302.1 million compared to $340.8 million for the nine months ended October 31, 1994, a decrease of 11.4%. The Company believes that the decrease was principally due to decreased customer traffic caused by a lack of new, "hit" release music product and continued competitive, economic pressures in certain of the Company's markets, the closing of 30 stores which occurred in the months of September and October and the loss of revenue which may have resulted from the reduction in the breadth of the Company's inventory as a result of the matters discussed above.

     Net merchandise sales were $239.1 million and $275.2 million during the nine months ended October 31, 1995 and 1994, respec-tively, representing a decrease on an aggregate and same-store basis of 13.1%. The decrease in same-store sales resulted principally from decreased sales of new music, pre-recorded video, accessories and video games offset by increases in sales of used music products.

            Net Merchandise Sales and Rental Revenues
                     By Merchandise Category
                   (Dollar Amounts in Millions)

                                       Nine Months Ended
                                          October 31,
                                     1995              1994
                                   --------------------------
Net Merchandise Sales:
  Music including compact discs,
     cassettes and other music
     configurations                  199.7             224.6
  Sales of new videocassettes         14.9              15.5

  Video game software and
     hardware, general
     merchandise, accessories,
     ticket commissions, and
     other                            24.4              35.0
                                    -------           -------
       Total merchandise sales       239.0             275.1

  Videocassette and other
   rental income                      63.1              65.7
                                    -------           -------
       Total Revenues               $302.1            $340.8

     Rental revenue was $63.1 million and $65.7 million for the nine months ended October 31, 1995 and 1994, respectively, representing a 4.0% aggregate decrease and a decrease of 4.4% on a same-store basis. Decreases in the rental of videocassettes and video games were offset by increases in revenue from the sale of used videocassettes and other rental products.

     Cost of sales decreased $23.3 million to $153.1 million for the nine months ended October 31, 1995, as compared with $176.4 million for the nine months ended October 31, 1994. As a percentage of merchandise sales revenue, cost of sales for the nine months ended October 31, 1995 was 64.0% which was slightly lower than the nine months ended October 31, 1994. During the first nine months, reductions in the utilization of promotional markdowns to generate incremental sales were offset by changes in product mix and increases in merchandise return penalties. Changes in product mix include the continuing shift in consumer demand from music cassettes to lower-margin compact discs.

     Cost of rentals increased $5.8 million to $30.0 million for the nine months ended October 31, 1995 compared to $24.2 million for the nine months ended October 31, 1994. As a percentage of rental revenue, cost of rentals increased to 47.6% for the nine months ended October 31, 1995 from 36.8% for the nine months ended October 31, 1994. The 10.8% increase was primarily attributable to costs related to increased sales of used rental inventory (7.9%), higher amortization (2.1%), and other factors (0.8%).

     Net merchandise sales, as a percentage of aggregate net revenues, decreased from 80.7% in the nine months ended October
31, 1994 to 79.1% in the nine months ended October 31, 1995.

     Selling, general and administrative expenses, excluding the effects of amortization of goodwill during the nine months ended October 31, 1994, were $131.3 million and $135.7 million for the nine months ended October 31, 1995 and 1994, respectively, a decrease of $4.4 million, or 3.2%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of goodwill, were 43.5% and 39.8% for the nine months ended October 31, 1995 and 1994, respectively. The 3.7% increase was primarily a result of increases, as a percen-tage of revenue, in rent and occupancy costs (2.1%) caused by contractual escalations in base rent for existing stores, lease renewals and new leases. Reductions in rent and occupancy costs may occur during the bankruptcy case as a result of the rejection of certain real property leases. The remaining increase in selling, general and administrative expense came from payroll expense (0.6%), advertising (0.5%) and other factors (0.5%).

     Loss from operations was $12.3 million for the nine months ended October 31, 1995 compared to income from operations of $1.8 million for the nine months ended October 31, 1994, a decrease in operating income of $14.1 million. This decrease resulted primarily from lower revenues and gross profit margins ($21.3 million), offset by lower selling, general and administrative expenses ($7.2 million).

     Interest expense (net of other income) decreased from $17.2 million for the nine months ended October 31, 1994 to $13.9 million for the nine months ended October 31, 1995, largely due to the suspension of the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Note, and 6 1/4 % Convertible Subordinated Debentures following the filing of Chapter 11. Included in interest expense is $1.4 million attributable to the amortization of acquisition financing costs during each of the nine month periods ended October 31, 1995 and 1994.

     Reorganization costs for the period include costs related to the bankruptcy case including professional fees for legal and financial advisors, as well as costs associated with the closure of 28 stores. Reorganization costs are expected to continue in future periods as a result of the bankruptcy case.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended October 31, 1995 and 1994, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebt-edness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities increased by $26.1 million to $36.7 million during the nine months ended October 31, 1995 from $10.5 million during the nine months ended October 31, 1994. The increase was principally due to a higher net loss ($11.9 million), a decrease in accounts payable related to major changes in vendor terms ($33.7 million), and other factors ($0.9 million), offset by reductions in merchandise inventory ($20.4 million).

     Cash used in investing activities decreased by $2.2 million to $8.2 million during the nine months ended October 31, 1995 from $10.4 million during the nine months ended October 31, 1994 principally due to decreased acquisitions of property, equipment and improvements. The Company intends to carefully review its capital spending in light of its Chapter 11 filing. Any addi-tional capital expenditures will be subject to future availabi-lity of funds and other liquidity concerns.

     Cash provided by financing activities increased by $25.2 million to $45.3 million during the nine months ended October 31, 1995 from $20.1 million during the nine months ended October 31, 1994 principally due to increased short-term borrowings under the Company's $30.0 million D.I.P. borrowing facility. The increased borrowings were primarily the result of decreased revenues and margins and changes in trade credit terms as noted previously.

     The Company believes that the current DIP borrowing facility is adequate to support the upcoming Christmas season, however, there can by no assurance as to the effect which any future changes in the Company's operations or results could have on its liquidity.

     As of October 31, 1995 the Company has not signed any lease commitments to open new stores during the next twelve months, or any other material commitments outside of those referenced earlier.

     For a discussion of recent developments and uncertainties effecting the Company's liquidity and capital resources, see Note
2 to the Condensed Financial Statements and "Petition for Relief
Under Chapter 11" above.




<page-18>
                             PART II

                        OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          (i)  Bankruptcy Proceedings.

          On August 2, 1995 (the "Petition Date"), the Company and WEI, the Company's parent, each filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, seeking to reorganize under Chapter 11. The Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-posses-sion, neither the Company nor WEI may engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. On September 29, 1995, the Court signed an order approving the rejection of 29 real property leases (28 store leases and one office lease). On September 21, 1995, the Court approved an interim order which authorized the use of post-petition financing. Subsequently, on September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a DIP financing facility. The DIP facility provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to certain requirements and covenants. A final order authorizing borrowings on the DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. In addition, on October 19, 1995, the Court approved an order authorizing return of inventory to vendors for credit against their pre-petition claims, pursuant to section 546(g) of the Bankruptcy Code.


          (ii)  McMahan and Related Actions.

          For a further description of developments with respect to McMahan & Co., et al. v. Wherehouse Entertainment et al., and certain related litigation, see Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended
April 30, 1995.

          On September 13, 1995, the Second Circuit Court of Appeals issued an opinion reversing in part and affirming in part the District Court's order denying defendants' motion for summary judgment on plaintiffs' federal securities law claims. The Court of Appeals held that the District Court's refusal to dismiss plaintiffs' claim for an alleged violation of Section 11 of the Securities Act was based on an incorrect application of the law and directed the District Court to address evidence submitted by defendants in support of their motion for summary judgment on plaintiffs' Section 11 claim. With respect to plaintiffs' claim for an alleged violation of Section 10(b) of the Exchange Act, the Court held that plaintiffs may seek to recover a "benefit-of-the-bargain" measure of damages. The Court denied plaintiffs' cross-petition to appeal from the District Court's order dismissing their state law claims. On September 27, 1995, defendants filed a petition for a rehearing requesting that the Court of Appeals vacate its ruling on plaintiffs' Section 10(b) claim. The Company believes that this action is without merit and is vigorously defending it.

<page-19>

          (iii) Other Litigation.

          For a further description of developments with respect to other claims, legal actions and complaints, see Item 1 of Part
II of the Company's Quarterly Report on Form 10-Q for the quarters ended April 30, 1995 and July 31, 1995.

          As a result of the bankruptcy filing, discussed above, all proceedings in other currently pending litigation against the Company and WEI are currently stayed.


Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          As a result, among other things, of the bankruptcy filing, the Company is currently in default under the indentures governing the 13% Senior Subordinated Notes ($117.2 million in principal and accrued interest as of October 31, 1995) and 6 1/4% Convertible Subordinated Debentures ($5.5 million in principal and accrued interest as of October 31, 1995).


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

                         Gerald S. Armstrong
                         James J. Burke, Jr.
                         Jerry E. Goldress
                         Bradley J. Hoecker
                         Rupinder S. Sidhu


Item 5.   OTHER INFORMATION.

          On August 24, 1995, the American Stock Exchange, Inc., in accordance with the provisions of Rule 12d2-2 under Section 12 of the Securities Exchange Act of 1934, filed an application with the Securities and Exchange Commission to strike the 6 1/4% debentures of the Company from listing and registration on the Exchange. This application was approved and on September 14, 1995, the Company's 6 1/4% debentures were delisted from the American Stock Exchange. The Company intends to file a Form 15 with the Securities and Exchange Commission, as a result of which the Company will, with respect to these securities, cease to be obligated to file Exchange Act reports.


<page-20>

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.2 Debtor-In-Possession Credit Agreement, dated as of September 25, 1995, among the Company, WEI, and Bankers
Trust Company, as Agent, including all exhibits thereto.

          27.0      Financial Data Schedule

          (b)  Current Reports on Form 8-K

          A Current Report on Form 8-K, dated September 29, 1995, was filed by the Company with the Securities and Exchange Commis-sion on October 3, 1995 to report under "Item 5. - Other Events" the Company's obtaining a $30 million revolving credit facility from Bankers Trust Company.



<page-21>
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  WHEREHOUSE ENTERTAINMENT, INC.


Date:     December 15, 1995        /s/ Jerry E. Goldress
                                   --------------------------
                                   JERRY E. GOLDRESS
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)



Date:     December 15, 1995        /s/ Henry Del Castillo
                                   --------------------------
                                   HENRY DEL CASTILLO
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Secretary
                                   (Principal Financial and
                                   Accounting Officer)