Form 10-K
period 1996-01-31
WHEREHOUSE ENTERTAINMENT INC
filed 1996-05-15
CIK 50859

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended January 31, 1996

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

     As of January 31, 1996, 2,360,729 shares of WEI's common stock and 10 shares of registrant's common stock were issued and outstanding.

                             PART I


Item 1.   BUSINESS

    Wherehouse Entertainment, Inc. (the "Company" or "Wherehouse") is, based upon published and other information available to its management, in terms of both revenues and store count, one of the largest retailers of prerecorded music and videocassettes rentals in the western U.S. Founded in 1970 as a music retailer, Wherehouse has evolved into a diversified entertainment retailer with a broad range of prerecorded music, videocassettes and other products. As the Company has grown, its product lines and product mix have been adapted to changes in electronics technology and consumer tastes.

PETITION FOR RELIEF UNDER CHAPTER 11

    On August 2, 1995 (the "Petition Date"), Wherehouse Entertainment, Inc. and WEI Holdings, Inc. ("WEI"), the Company's parent, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, seeking to reorganize under Chapter 11. In Chapter 11, the Company and WEI will continue to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure and allow their emergence from Chapter 11. As debtors-in-possession in Chapter 11, neither the Company nor WEI may engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

    As of the Petition Date, payment of pre-petition liabilities to the senior lenders, bondholders and unsecured creditors of the Company and WEI, and pending litigation against the Company and/ or WEI are stayed while they continue their business operations as debtors-in-possession.

    As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become "Liabilities Subject to Compromise" and has been classified as such on the Company's balance sheet. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

    As of January 31, 1996, the total principal and accrued interest related to the above debt was $207.5 million and $8.5 million, respectively. The ultimate outcome of the aforementioned debt will be determined during the bankruptcy case.

    As a result of the filing, the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures was suspended effective August 1, 1995. Interest expense on the above debt would have been $13.1 million higher had it continued to accrue from the period of August 2, 1995 through January 31, 1996.

    In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company reviewed all of its store operating results and as a consequence of that process, the Company requested and received approval to reject 45 real property leases (44 store leases and one office lease). In addition, six other stores have been closed since the filing. Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

    Subsequent to January 31, 1996 the Company received Court approval to reject an additional 17 store leases. In addition, 2 stores were sold during the month of March, 1996. Costs related to the closing of 49 stores during the period subsequent to the bankruptcy filing, and 19 stores either closed or sold in fiscal year 1997 were $6.2 million, of which $5.2 million was related to the write off of the remaining value of assets connected with those closed stores.

    Since the filing, the Company has also obtained lease concessions, primarily reductions in base rent and other charges, for a number of its leases. Based upon these reductions, the Company sought and obtained court approval for the assumption of 23 renegotiated store leases on February 27, 1996. In addition, 2 other store leases were assumed prior to the sale of those stores in March 1996. Other real property leases and certain executory contracts may be assumed in the future subject to Bankruptcy Court approval.

    In connection with the Company's Chapter 11 case, the United States trustee has appointed a committee for the Company's bondholders and other general unsecured creditors.

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

    On the first day of the filing, the Company sought and received authorization from the Bankruptcy Court to continue certain employee and customer related policies which the Company deemed necessary for its survival. These included its policies related to employees wages, benefits and out-of-pocket business expenses. They also included its customer benefit programs, including the Company's frequent renter program, its gift and rental certificate programs and its merchandise return program. To date, and except for loss of business which may have resulted from the reduction in the breadth of the Company's inventory as a result of the matters discussed below, the Company does not believe that it has experienced any material negative impact from its customers or employees because of the filing.

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

    Since the filing, most of the Company's vendors including the six major distributors (Polygram Group Distribution, Inc. ("PGD"), Warner/Elektra/Atlantic Corporation ("WEA"), Uni Distribution Corp. ("UNI"), EMI Music Distribution ("EMI") formerly ("CEMA"), Sony Music, ("SONY"), BMG Distribution ("BMG")) have continued to ship merchandise to the Company. However, most of the Company's vendors have requested changes in the trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipments on an average of 60-75 days, it now finds that it is being required to make payment on a cash-in-advance basis for most of its shipments. The Company is currently involved in negotiations with its vendors to set up normal terms for post-petition shipments and services.

    Under certain circumstances, the court has allowed the Company to enter into post-petition vendor agreements which permit returns of inventory for credit against pre-petition indebtedness in exchange for the granting of normal terms on a post-petition basis. On October 12, 1995, the Company signed such an agreement with WEA which provides for a credit facility of up to $4.5 million. The agreement also requires returns of inventory to WEA of $2.2 million for credit against pre-petition indebtedness. Similar agreements have since been signed with EMI, PGD and Alliance Entertainment Corporation which provide for credit facilities of $1.1 million to $4.5 million and require returns of inventory for credit against pre-petition claims of $0.3 million to $2.3 million. As a result of these and other agreements, the Company has secured approximately $15.8 million in post-petition trade credit. The above agreements are binding and effective until a plan of reorganization is confirmed by the Court, or the original Order is reversed, stayed or set aside. The agreements also may be terminated by the vendor in the case of certain defined events of default. Changes in credit terms have had a material impact on the Company's liquidity, and there can be no assurance as to the effect which any future changes in trade credit terms imposed by the Company's vendors could have on the Company's liquidity or its operations.

    The Board of Directors has authorized Jefferies & Company, the Company's financial advisor, to develop and implement a process (the "M & A Process") to solicit interest relating to the potential sale of all or part of the Company's assets or stock by merger, tender offer, exchange offer, plan of reorganization, other acquisition of debt or securities, or otherwise. Since the commencement of the M & A Process, the Company has negotiated and entered into confidentiality agreements with several potentially interested buyers.

    On April 29, 1996 the Company filed a Plan of Reorganization (the Plan) with the Bankruptcy Court. Following is a summary of the proposed treatment in the Plan of each of the major classes of creditors and shareholders recorded on the Company's January 31, 1996 balance sheet:

         PRE-PETITION LENDERS

         Pre-petition Lenders include the variable rate term note and revolving line of credit. If the Plan is accepted by the Pre-petition Lenders, the Pre-petition Lenders will receive approximately 4.2 million shares of new common stock for the amount of their pre-petition secured claim (estimated for purposes of a consensual Plan to be $35.0 million less adequate protection payments of $1.7 million) and approximately $14.7 million of new notes and 2.2 million shares of new common stock for their deficiency claim. If the Plan is not accepted by the Pre-petition Lenders, the Pre-petition Lenders will receive new notes in an amount not to exceed $20.0 million for the amount of their pre-petition secured claim (subject to determination by the Bankruptcy Court pursuant to a valuation hearing) and 15.748 shares of new common stock for each $1,000 of their allowed deficiency claim.

         PRE-PETITION SUPPLIER CLAIMANTS

         Pre-petition Supplier Claimants include trade and other miscellaneous claims and lease rejection claims. If the Plan is accepted by the Pre-petition Lenders, the Pre-petition Supplier Claimants will receive approximately $3.9 million of new notes and approximately 728,000 shares of new common stock. If the Plan is not accepted by the Pre-petition Lenders, the Pre-petition Supplier Claimants will receive 15.748 shares of new common stock for each $1,000 of their allowed claim.

         13% SENIOR SUBORDINATED NOTES

         13% Senior Subordinated Note Claimants include the holders of the 13% senior subordinated notes. If the Plan is accepted by the Pre-petition Lenders, the 13% Senior Subordinated Note Claimants will receive approximately 615,000 shares of new common stock. If the Plan is not accepted by the Pre-petition Lenders, the 13% Senior Subordinated Note Claimants will receive 15.748 shares of new common stock for each $1,000 of their allowed claim.

         CONVERTIBLE SUBORDINATED DEBENTURES:

         The Convertible Subordinated Debentures and related accrued interest will be canceled, with the holders thereof receiving no distribution.

         CURRENT COMMON SHAREHOLDERS:

         The current common stock will be canceled, with the common shareholders receiving no distribution.

    There can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted. In addition, the Company has until June 27, 1996 to solicit acceptances from its creditors; however, the Company has filed a motion for a 60-day extension.


GENERAL

    Wherehouse operated 297 stores at January 31, 1996 in 8 states under the names "The Wherehouse," "Wherehouse Entertainment," "Record Shop," "Rocky Mountain Records," "Leopolds" and "Odyssey." All but 6 of the Company's stores operate under "The Wherehouse" or "Wherehouse Entertainment" names. The "Record Shop" and "Rocky Mountain Records" names were acquired with the acquisitions of those stores between 1992 and 1994, and 4 of the stores continue to operate under those names at this time.

    The Company sells prerecorded music and videocassettes, video games, personal electronics (including personal stereos, portable stereos, headphones and related merchandise), blank audiocassettes and videocassettes, and accessories. Approximately 81% of the Company's stores also rent both videocassettes and video games. The Company believes that this combination entertainment store format offers competitive advantages relative to those competitors that operate stores offering only merchandise products for sale or products for rent. The merchandise sale and video rental lines complement one another and offer cross-selling opportunities. A video rental customer visits a store at least once, and possibly twice, for each transaction and is presented each time with the Company's merchandise offerings.

    In the fiscal year ended January 31, 1996 ("fiscal 1996"), sales of prerecorded music, videocassettes, video games, and accessories accounted for 80.9% of revenues, and rentals of videocassettes, video games, and other products accounted for 19.1% of revenues.

    Of the 297 stores operating as of January 31, 1996, 248 stores were located in strip centers or freestanding buildings and 49 were located in malls. Approximately 92% of the Company's stores are concentrated in ten major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Seattle, Phoenix, Fresno, Las Vegas, Denver and Salt Lake City) and approximately 84% of the stores are located in California. The Company has focused its operations on its ten major marketing areas in order to create competitive advantages in operations, advertising and marketing, and distribution.

    Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.


MERCHANDISE SALE PRODUCTS AND SUPPLY

    Wherehouse stores generally sell a broad array of entertainment products, including prerecorded music and videocassettes, video game software, accessories and personal electronics. The table at the end of this section summarizes the Company's dollar volume of sale revenue by merchandise category from fiscal 1992 through fiscal 1996. The percentage of total revenues contributed by merchandise sales has risen from 78.4% in 1992 to 80.9% in 1996. The number of different music titles per store ranges from approximately 6,000 to 70,000, representing a range of 12,000 to 140,000 individual stock-keeping units in inventory per store.

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

    The Company also buys and sells used products, principally used CD's, in the majority of its stores. The sale of used CDs was first tested in certain of the Company's stores in fiscal 1993. Based upon strong consumer acceptance, the Company began buying used CDs from customers and expanded upon its used product business significantly in fiscal 1994, 1995 and 1996.

    Prerecorded videocassettes (feature films, music videos, and self-improvement programming) represented, after music, the Company's second largest sale product category in fiscal 1995 and fiscal 1996. As box-office "hit" motion pictures continue to be released to the videocassette sell-through market at reduced prices, industry-wide sales of this category have increased. The Company's revenues from the sales of videocassettes, however, decreased from fiscal 1991 through 1994 with the proliferation of competitors' outlets selling videocassettes and the highly competitive pricing of the product, particularly from discounters and mass merchandisers.

    The Company sells video game hardware and software, blank audio and videocassette tapes, music and tape care products, carrying cases, storage units, and personal electronics. The Company also collects commissions on event tickets sold under affiliations with Bay Area Seating Service (BASS) and Ticketmaster.

                          Sales and Rental Revenue By
                              Merchandise Category
                              (dollars in millions)
                            Fiscal Years Ended January 31,
                    ---------------------------------------------
                     1996     1995      1994      1993      1992
                    ------   ------    ------    ------    ------
Merchandise Sales
 Compact discs
  (including
   used CDs)        $219.5   $239.7    $203.7    $174.3    $161.0
 Cassettes and
   other music        72.7     94.2     101.9     112.7     124.5
                    ------   ------    ------    ------    ------
    Total music      292.2    333.9     305.6     287.0     285.5

 New videocassettes   24.1     25.8      24.3      26.9      33.4

 Video game software
    and hardware,
    general merchan-
    dise, accessories,
    ticket commis-
    sions, and
    other             34.4     49.8      50.3      40.6      39.7
                    ------   ------    ------    ------    ------
 Total merchandise
    sales           $350.7   $409.5    $380.2    $354.5    $358.6
                   ======   ======    ======    ======    ======

 Video and other
    product rentals   82.5    90.1      91.6      94.0      98.8
                    ------   ------    ------    ------    ------
   TOTAL REVENUE    $433.2   $499.6    $471.8    $448.5    $457.4
                    ======   ======    ======    ======    ======

VIDEO AND OTHER PRODUCT RENTALS

    The Company's other principal revenue source is the rental of prerecorded videocassettes and other products, chiefly feature films. Although most videocassette rentals are feature films, approximately 10% of Wherehouse's rentals in fiscal 1996 were nontheatrical titles, such as children's videos, adult videos, workout videos, music videos, educational videos, and do-it-yourself videos. Audiocassette books, video game players and laser discs are also offered for rent in a few select stores. As of January 31, 1996, 241 of Wherehouse's 297 stores offered videocassettes and other products for rent. On average, stores that rent videocassettes carry approximately 6,700 units, and can range from as few as 2,200 to as many as 18,000 units, representing from approximately 3,000 to 9,000 individual titles.

    Wherehouse purchases prerecorded videocassettes from a variety of distributors and other suppliers. As with recording companies, the film studios, or their videocassette distribution operations, each controls a certain portion of available titles and seeks to promote those titles. The Company's leading suppliers of prerecorded videocassettes are Warner Home Video, Video Product Distribution, Baker & Taylor Video, UNI and Fox Video. The Company has not experienced, and does not anticipate having in the future, any material problems obtaining its products.

    The Company believes that an important element of efficient video operations is the disposition of used rental videocassettes to maximize the productivity of its inventory. Wherehouse's systems enable the Company to effectively monitor the rental efficiency of its inventory on an individual title and unit basis. As a title's efficiency declines, used rental videocassettes are sold on a clearance basis in the Company's stores, and, where appropriate, the Company may sell excess used video inventory to third-party distributors.


ADVERTISING AND PROMOTION

    The Company employs advertising, promotion, pricing, and presentation in a coordinated manner to generate customer awareness of its breadth of product and value pricing on selected items and to induce trial and repeat purchase of its products and video rental services. Wherehouse advertises on a regular and frequent basis in a variety of broadcast and print media, including radio, newspaper, direct mail, freestanding inserts, magazines, and television. Advertising generally emphasizes immediate availability of hit product at reduced prices, as well as access to a broad array of catalog product. The Company believes its strategy of clustering its stores in major markets allows it to optimize the use of its advertising expenditures.

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

    The Company has not experienced, and does not anticipate having in the future, any material problems obtaining cooperative advertising due to the bankruptcy filing.


TRADE CUSTOMS AND PRACTICES

    Most of the Company's music purchases are protected by return policies offered by major manufacturers. The return privilege generally exists for each music title as long as that title remains in the current music catalog of a manufacturer. Catalog changes are generally made only after advance notice, allowing the Company to return excess inventory before a title is discontinued. Most of the Company's major pre-recorded music suppliers provide unlimited returns of unopened items, but generally charge return penalties of varying amounts. The above-mentioned major suppliers do not accept returns of opened merchandise on the same basis as unopened items, but do generally provide the Company with certain additional allowances. Returns to vendors were suspended following the bankruptcy filing but were reinstated several months later for most of the Company's vendors. Pricing and return policies of the Company's major distributors are subject to change.

    Trade terms for many of the Company's vendors have changed since the bankruptcy filing. Further information on this topic is available under the heading "Petition for Relief Under Chapter 11."


STORE ADDITIONS AND SITE SELECTION

    The table below sets forth store openings, closings, total number of stores, and aggregate square footage under lease for the last five fiscal years:

                                                     Aggregate
         Total Stores     Stores      Total Stores     Square
Fiscal   at Beginning  _____________     at End    Footage at End
 Year     of Period    Opened Closed    of Period    of Period
______   ____________  ______ ______  ___________  ______________
1996         347          3     53         297       1,994,000
1995         347          4      4         347       2,159,000
1994         313         49     15         347       2,117,000
1993         301         15      3         313       2,011,000
1992         283         21      3         301       1,932,000


    During the fiscal year ended January 31, 1996, the Company's new store openings ranged in size from 2,018 to 17,500 square feet. Initial cash investment (before landlord's contribution) in leasehold improvements, fixtures and equipment for these new stores ranged from approximately $192,000 to $994,000.

    The Company's strategy of clustering stores in marketing areas has led to the achievement of important economies of scale and scope in several business functions, including advertising, personnel, management and distribution.
During the years prior to the bankruptcy filing, the Company pursued growth opportunities in existing marketing areas and selectively grew through acquisition if such growth was consistent with the Company's strategies. The Company will continue to take advantage of opportunities to consolidate or close stores in areas where the market has become less favorable.


STORE OPERATIONS AND DISTRIBUTION

    STORE LOCATION. As of January 31, 1996, the Company had 248 stores located in strip centers or freestanding buildings and 49 stores located in malls. The standard size of strip center or freestanding locations is approximately 6,500 square feet, with an approximate range of 3,000 to 25,000 square feet. Mall stores range in size from 1,500 to 10,000 square feet of space, and most do not offer video rental service due to the importance of convenience in the video rental business.

    RETAIL PRESENTATION. The Company has developed a contemporary store design approach that employs light interior colors, attractive lighting, modified exterior signage and a minimum of fixed interior walls. The design maximizes flexibility in lighting and use of floor space (e.g., to accommodate changes in product format) and focuses customer attention primarily on the products. The Company maintains an active store remodeling program to keep older stores up to date.

    DISTRIBUTION. Central to Wherehouse's strategy of providing broad merchandise selection to its customers (i.e. multiple copies of hits, select copies of catalog product, and high quality in-stock condition) is its ability to distribute product quickly and cost-effectively to its stores. The Company's central distribution system achieves this result by filling orders to all stores twice a week. Inventory at the Company's distribution center (located in Carson, California) is automatically sorted based on individual store demand data generated by its store-level inventory systems.

    Approximately 25% of the Company's inventory is shipped to store locations directly from manufacturers and distributors
(chiefly in the case of new releases), and the remainder is shipped from the Company's distribution center. The Company uses common carriers for deliveries from its distribution center.


COMPETITION

    Both the prerecorded music and the video rental markets are highly competitive. In the prerecorded music market, the Company competes with other chain retailers who specialize in prerecorded music, discounters and other mass merchandisers, direct mail programs such as record clubs, and local operators. The video rental market is a more fragmented industry, with many small operators and one significant competitor, Blockbuster Entertainment Corporation. Grocery and convenience stores also account for a portion of the video rental market. In the Company's judgment, small operators may be well located, but usually have significant disadvantages in inventory selection and cost relative to chain retailers. Additionally, the Company's combination entertainment store format gives the Company cross-selling opportunities in music and rental video which most of its competition does not have.

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

    The Company also competes with cable television and DSS (Digital Satellite Systems), which includes pay-per-view television. Currently, pay-per-view provides less viewing flexibility to the consumer than videocassette rentals, and at a higher cost. Also, under current entertainment industry distribution practices, movies are generally available on videocassette prior to appearing on pay-per-view. However, viewing flexibility may increase with improved technology which could negatively impact the retail store delivery of home video and the Company's business. Notwithstanding potential technological advances, the Company believes that video rental should, in the near future, continue to be the first source of filmed in-the-home entertainment, before pay-per-view, and a primary source of filmed entertainment for the consumer.

    Several major companies have announced that they are developing other technologies which, if successful, could constitute significant competition. These include technologies which would provide movies or interactive games "on demand" over fiber optic telephone or cable lines, other in-the-home entertainment which may some day be provided over the "information superhighway", and in-store kiosks that would provide on-site transcription of compact discs. While none of these technologies is yet commercially available, and it appears that significant technical, economic, and other obstacles to their introduction remain to be resolved, if and when these or other new technologies are introduced, it can be anticipated that the Company's business could be significantly impacted; and the Company may need to develop and implement new marketing strategies in order for its business to remain viable.

    The Company is one of the largest retailers of prerecorded music and videocassette rentals in the western U.S. The Company believes that its major competitive advantages lie in its convenient store locations and in its ability to offer a wider and more up-to-date selection of inventory and to provide better customer service.


ORGANIZATION AND EMPLOYEES

    The Company's corporate offices are located in Torrance, California. The Company maintains offices for its operating divisions within the corporate offices and in Redwood City, California. The Company's distribution center is in Carson, California.

    As of January 31, 1996, the Company employed approximately 7,100 persons. Approximately 29% were full-time employees and approximately 71% were part-time employees. The Company's labor complement depends on seasonal requirements, with up to 600 additional store and distribution center employees added during the peak holiday season. The Company's headquarters staff, which numbers approximately 190, is responsible for executive and general operating management, buying, merchandising, advertising, finance, accounting, information systems and real estate.

TRADEMARKS

    All but 6 of the Company's stores operate under the name "The Wherehouse" or "Wherehouse Entertainment." The Company owns and maintains registrations for "The Wherehouse" trademark and variations thereof in the United States, the United Kingdom, and Mexico, and has filed trademark registrations in Japan, Korea, Thailand, and Taiwan. The Company monitors the status of its trademark registrations to maintain them in force and to renew them as required.


SEASONALITY

    The Company's business is seasonal, and, as is typical for most retailers, its revenues peak during the Christmas holiday season. Revenues in the fourth quarter of fiscal 1996 were slightly more than 30% of total annual revenues.

Item 2.   PROPERTIES

    The Company's executive offices, which are located in Torrance, California, are governed by a lease covering 72,708 square feet of space at a current annual base rent of approximately $697,992. The lease expires on May 31, 1999.

    The Company owns a 110,000 square foot warehouse in Gardena, California, which is subject to a mortgage in the original principal amount of $2.8 million which matures in December 1996. The majority of the space in this facility is leased until March 31, 1997 for an annual rental of $192,000. This lease is subject to a renewal option for an additional term of three years.

    The Company operates a 200,000 square foot distribution center in Carson, California. The lease for this property expires on April 30, 2002, subject to two five-year renewal options. The base rent for fiscal 1996 was $731,808; rent is subject to periodic adjustment.

    All 3 stores opened through internal development during fiscal 1996 were located in leased properties. As of January 31, 1996, the Company had not signed any lease commitments to open new stores. During February of 1996, the Company entered into four short-term leases with the Lucky's Division of American Stores, Inc. to operate sale and rental businesses within Lucky's supermarkets, under the "Wherehouse" name.

    As of January 31, 1996, the Company owned 1 of its retail locations and leased space for the remaining 296 stores. Lease terms generally range from 10 to 25 years including renewal options. If no leased stores' renewal options were exercised, excluding the 19 leases related to the stores closed in February and March 1996, 32 leases would expire on or before January 31, 1997, 100 would expire between February 1, 1997 and January 31, 2001, and the remainder would expire between February 1, 2001 and January 31, 2013. The Company does not depend on the continued existence of any one or several of its lease agreements or store locations for the operation of its business.

Item 3.   LEGAL PROCEEDINGS

         (i)  Bankruptcy filing

         On August 2, 1995 (the "Petition Date"), the Company and WEI, the Company's parent, each filed a voluntary petition for relief under the Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Company and WEI have continued to manage their respective affairs and operate their business as debtors-in-possession. As debtors-in-possession, neither the Company nor WEI may engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         On the Petition Date, the Company sought and received authorization from the Bankruptcy Court to, among other things, retain certain legal and financial professionals for the bankruptcy estates, use cash collateral on an interim basis and honor its prepetition obligations under its employee and customer-related policies which the Company deemed necessary for its survival.

         On or about September 21, 1995, the Bankruptcy Court gave interim approval for the Company to obtain debtor-in-possession financing in the form of a revolving credit facility of up to $30 million, subject to borrowing base limitations, in unsecured credit on an administrative superiority basis (the "DIP Facility"). On or about October 19, 1995, the Bankruptcy Court gave final authorization for the Company to enter into the DIP Facility.

         On or about October 19, 1995, the Bankruptcy Court authorized the Company to enter into agreements with its vendors under section 546(g)* of the U.S. Bankruptcy Code. Section 546(g)* permits a consensual return of goods shipped to Wherehouse by a creditor prior to the Petition Date and provides for an offset of such creditor's prepetition claim in the amount of the purchase price of such returned goods. The Bankruptcy Court order authorizing the Company's entry into such agreements imposed certain additional requirements and limitations, including the requirement that any vendor entering into such agreement must commit or re-establish trade credit with Wherehouse on normal terms.

         In late November, 1995, the Company and its financial advisor, Jefferies & Company, Inc. ("Jefferies") commenced a process to determine and assess systematically and definitively the Company's various strategic options, including a sale or merger of all or substantially all of the Company's business and a sale of post-reorganization equity to a new investor (the "M&A Process"). On December 29, 1995, the Bankruptcy Court approved the supplemental terms of Jefferies' retention with respect to the M&A Process.

         Since the Petition Date, the Bankruptcy Court has approved the rejection by the Company of 62 of its real property leases (covering 61 stores and one administrative office) and the assumption by the Company of 25 of its store leases, two of which were assigned upon the subsequent sale of the underlying stores to a purchaser.

         On April 29, 1996, the Company and WEI filed their Chapter 11 Plan of Reorganization ("Plan") with the Bankruptcy Court. By order of the Bankruptcy Court, the disclosure statement for the Plan is due on May 15, 1996. The Company and WEI currently have until June 27, 1996 to solicit acceptances of the Plan from their creditors.


         (ii) Banker's Trust Litigation

         IN RE WHEREHOUSE ENTERTAINMENT, INC., AND WEI HOLDINGS, INC.; WHEREHOUSE ENTERTAINMENT, INC., AND WEI HOLDINGS, INC. V. BANKERS TRUST COMPANY, United States Bankruptcy Court for the District of Delaware, Case No. 95-911
(HSB); Adv. Pro. No. A-95-105. On November 9, 1995, the Company filed an adversary proceeding in the Bankruptcy Court against Bankers Trust Company, one of the Company's secured creditors. The Company seeks a declaration that certain collateral in which Bankers Trust has a security interest does not extend to the Company's "merchandise (or sale) inventory." Bankers Trust has filed a motion for judgment on the pleadings seeking to dismiss the Company's complaint, and the Company has filed a motion seeking leave of the Court to file a First Amended Complaint against Bankers Trust. The Bankruptcy Court granted the Company's motion, and the Company filed its First Amended Complaint on April 19, 1996. In the First Amended Complaint, the Company seeks relief in addition to a declaration that Bankers Trust's collateral does not include merchandise
(sale) inventory. Among others, the Company asserts claims against Bankers Trust for reformation of the security agreement between the Company and Bankers Trust to provide that Bankers Trust's security interest does not extend to the Company's merchandise (sale) inventory and/or equitable subordination of Bankers Trust's entire security interest to that of other creditors. On April 30, 1996, Wherehouse and Bankers Trust stipulated to a moratorium on discovery effective immediately, and the Bankruptcy Court approved the moratorium on May 7, 1996. The moratorium can be terminated by either party by providing the other party with seven days notice of termination. Under the stipulation, the parties further agreed that, if and when the moratorium period is terminated, the pretrial dates set forth in the Court's January 17, 1996, Scheduling Order would be reset so that the discovery cutoff date and the due date for case or issue dispositive motions would be the corresponding dates in the Scheduling Order plus the number of days that the moratorium period (including the seven day notice) was in effect. None of the other provisions of the Scheduling Order, including any other dates set in that Order, will be affected by the stipulation.

         (iii)     McMahan and Related Actions.

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

         The Complaint seeks, inter alia, damages in an unspecified amount, together with the costs of the action.

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

         The plaintiffs appealed that determination to the District Court which, on August 12, 1994, adopted that portion of the Report and Recommendation dismissing the plaintiffs' state law claims. However, the District Court declined to adopt the Magistrate's recommendation that plaintiffs' federal securities law claims be dismissed. Defendants requested that the District Court certify its order denying summary judgment for an immediate appeal. In October 1994, the District Court granted defendants' motion for certification. This certification entitled defendants to request that the Second Circuit Court of Appeals certify the Opinion for immediate appellate review. On January 3, 1995, defendants filed a brief in the Court of Appeals requesting that the Court reverse the District Court's rulings on plaintiffs' federal securities law claims and enter a judgment for defendants on those claims. Plaintiffs filed their opposition brief on March 20, 1995. In addition, the Securities and Exchange Commission filed an amicus brief in support of plaintiffs' position on one of the two questions which were certified for interlocutory review. Defendant filed a reply brief on April 12, 1995.

         On September 13, 1995, the Second Circuit Court of Appeals issued an opinion reversing in part and affirming in part the District Court's order denying defendants' motion for summary judgement on plaintiffs' federal securities law claims. The Court of Appeals held that the District Court's refusal to dismiss plaintiffs' claim for an alleged violation of Section 11 of the Securities Act was based on an incorrect application of the law and directed the District Court to address evidence submitted by defendants in support of their motion for summary judgement on plaintiffs' Section 11 claim. With respect to plaintiffs' claim for an alleged violation of Section 10(b) of the Exchange Act, the Court held that plaintiffs may seek to recover a "benefit-of-the-bargain" measure of damages. The Court denied plaintiffs' cross-petition to appeal from the District Court's order dismissing their state law claims. On September 27, 1995, defendants filed a petition for a rehearing requesting that the Court of Appeals vacate its ruling on plaintiffs' Section 10(b) claim. On December 15, 1995, defendants' petition for a rehearing was denied. On December 19, 1995, the District Court entered an order dismissing plaintiffs' Section 11 claim with prejudice. On March 14, 1996, defendants filed a petition for certiorari in The United States
Supreme Court requesting that the court reverse the Second Circuit's ruling that plaintiffs may seek to recover benefit-of-the-bargain damages under
Section 10(b) of the Exchange Act.

         The McMahan case and the related Don Thompson case are scheduled for trial on August 5, 1996. The Company believes that this action is without merit and is vigorously defending it.

         $5.3 million principal amount of the Debentures remained outstanding as of January 31, 1996.

         An action entitled Don Thompson v. Wherehouse Entertainment, Inc., et al., 88 Civ. 9040 (S.D.N.Y.), which is substantially similar to the McMahan action and which was certified as a class action on behalf of all persons who owned Wherehouse debentures as of December 20, 1987, has been consolidated with the McMahan action.

         (iv) Offset Fund.

         As part of the June 1992 Acquisition of the Company and WEI by Merrill Lynch Capital Partners and certain related parties, approximately $18.75 million of the merger consideration payable to the sellers in connection with the Acquisition was deferred and is subject to offset, to the extent the Company incurs certain litigation costs, including costs and expenses relating to the cases entitled McMahan & Company, et al. v. Wherehouse Entertainment, Inc., et al.; Don Thompson v. Wherehouse Entertainment, Inc., et al.; and a case entitled Silverman, et al. v. Wherehouse Entertainment, Inc., et al., as described in the merger agreement with respect to that Acquisition. The Silverman action has been settled, and all amounts payable under the Silverman settlement (aggregating $350,000) were offset under this provision on December 6, 1994 and paid from the defense fund, and thus such payments did not affect the Company's cash balances or results of operations. The fund has a current balance, including accrued interest, of approximately $19.3 million.

         (v) Other.

         The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.


MARKET INFORMATION

    The Company has only one class of common equity outstanding, all of which is owned by WEI. WEI has only one class of common equity outstanding, which is owned exclusively by affiliates of MLCP and certain members of management of the Company. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management". There is no established public trading market for the common equity of WEI.


HOLDERS

    As of January 31, 1996, there was one holder of the Company's common stock and there were 14 holders of common stock, par value $.10 per share of WEI.


DIVIDENDS

    WEI has paid no dividends to its stockholders in either of the last three fiscal years. Dividends in the amount of $184,511 were paid by the Company to WEI in fiscal year 1995 solely for the purpose of providing funds to enable WEI to purchase shares from former members of management pursuant to the Stockholder's Agreement described in Item 13. The Company's Bank Credit Agreement among Wherehouse, as borrower, WEI as guarantor, Bankers Trust Company, as Agent, and the Indenture relating to the Company's 13% Senior Subordinated Notes Due 2002, Series B, restrict the ability of WEI and the Company to pay dividends. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation." There are no plans by the Company or WEI to pay cash dividends on its common stock in the foreseeable future.

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



                                              (Dollar amounts in millions)
                         -----------------------------------------------------------------
                                       Company                           Predecessor(1)
                         -------------------------------------------  --------------------
                                                           8 Months   4 Months     Year
                                    Year Ended               Ended     Ended      Ended
                                    January 31,             Jan. 31,    May 30,   Jan. 31,
                           1996       1995      1994         1993       1992       1992
                         ---------  ---------  ---------   ---------  ---------  ---------
Income statement data
- ---------------------
Revenue:
  Sales                   $350.7     $409.5     $380.2      $249.1     $105.3     $358.6
  Rental                    82.5       90.1       91.6        64.3       29.8       98.8
                         ---------  ---------  ---------   ---------  ---------  ---------
                           433.2      499.6      471.8       313.4      135.1      457.4
Cost and expenses:
  Cost of sales            230.4      262.6      248.0       155.2       66.9      225.5
  Cost of rentals
    including
    amortization            40.0       35.0       50.8        24.8        7.3       30.9
  Selling, general and
    administrative
    expenses               167.2      188.7      196.6       122.9       59.9      179.1
  Restructuring charges(2)   ---        ---       14.3         ---        ---        ---
  Write-down of long-
    lived assets             1.5      139.5        ---         ---        ---        ---
  Interest expense, net
    of interest income      14.7       23.0       23.2        15.6        4.8       17.9
                         ---------  ---------  ---------   ---------  ---------  ---------
                           453.8      648.8      532.9       318.5      138.9      453.4
                         ---------  ---------  ---------   ---------  ---------  ---------
(Loss) income before
  reorganization items
  and income taxes         (20.6)     (149.2)     (61.1)       (5.1)      (3.8)       3.9


Reorganization items (2)    23.2       ---         ---         ---       ---        ---
                         ---------  ---------  ---------   ---------  ---------  ---------
(Loss) income
  before income taxes      (43.8)    (149.2)     (61.1)       (5.1)      (3.8)       3.9

(Benefit) provision
  for income taxes           0.0       13.0       (19.1)      (1.3)      (1.9)       1.0
                         ---------  ---------  ---------  ---------   ---------  ---------
(Loss) income before
  extraordinary item(3)    (43.8)    (162.2)      (42.1)      (3.8)      (2.0)       2.9
Extraordinary item(4)        ---        ---         ---        ---       (4.5)       ---
                         ---------  ---------  ---------  ---------   ---------  ---------
Net (loss) income(3)      ($43.8)   ($162.2)     ($42.1)     ($3.8)     ($6.5)      $2.9

Balance sheet data
- ------------------
Working capital
  (deficiency)/excess excl.
  Liabilities subject to
  compromise in 1996(5)     83.7     ($13.2)       $4.9      ($0.5)               ($30.7)

Total assets(5)            168.5      197.7       351.4      374.4                 225.7

Liabilities subject to
  Compromise               278.9       ---         ---        ---                   ---

Long-term debt
  (including current
  portion, excluding long-
  term debt deemed subject
  to compromise)(5)(6)       4.2       167.4      175.1      185.1                 110.0

Total shareholder's
  (deficit)/equity (7)    (156.3)     (112.4)      50.0       62.5                   3.7

Other information
- -----------------
Ratio of earnings to
  fixed charges(8)            (9)         (9)        (9)      0.80x      0.60x       1.11x


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

(5) Certain prior year balances have been reclassified to conform to current classifications.

(6) Includes convertible subordinated debentures for all fiscal years through 1995. For fiscal year 1996, convertible subordinated debentures are included in liabilities subject to compromise.

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

(9) A ratio of earnings to fixed charges is not presented as the pre-tax loss, exclusive of fixed charges, was $(7.3) million, $(111.1) million and $(23.1) million in fiscal year 1996, 1995 and 1994, respectively.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year Ended January 31, 1996 Compared to Year Ended January 31, 1995

    Revenues were $433.2 million and $499.6 million for the fiscal years ended January 31, 1996 and January 31, 1995, respectively. This decrease of $66.4 million was principally due to a 12.2% decrease in same-store revenues (stores open for at least 13 months) and the closing of 53 stores during the year.

    Merchandise sales were $350.7 million and $409.5 million during the fiscal years ended January 31, 1996 and 1995, respectively, representing an aggregate decrease of 14.4% and a decrease of 13.0% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The decrease in same-store merchandise sales was principally due to decreased customer traffic caused by a lack of new, "hit" release music product, continued competitive and economic pressures in certain of the Company's markets and in the opinion of the Company, a shift in consumer spending from traditional entertainment products to home computer hardware and software products.

    Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. At January 31, 1996 approximately 81% of the Company's stores offered videocassettes and other products for rent versus approximately 76% at January 31, 1995. Rental revenue for the fiscal year ended January 31, 1996 was $82.5 million, a decrease of 8.4% from the previous fiscal year and a decrease of 8.7% on a same-store basis. The Company believes that decreases in both total and same-store rental income are attributable to a number of factors, including the difficulties resulting from the Company's liquidity problems in attempting to purchase large quantities of certain "hit" titles, a lack of "hit" releases in all rental categories, continued competition and a general softening in rental consumer spending nationwide.

    The Company believes that in the future its business and same-store revenues may be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in recent years the Company's merchandise sales and rental revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 53 stores in fiscal 1996 and 19 stores in fiscal 1997, and as a result of the closure of any additional stores that may be approved by the court during the remainder of the bankruptcy case.

    The Company's business is seasonal, and as is typical for most retailers, its revenues tend to peak during the Christmas holiday season. See "Seasonality", below.

    Cost of sales decreased $32.3 million to $230.3 million for the fiscal year ended January 31, 1996, as compared with $262.6 million for the fiscal year ended January 31, 1995. As a percentage of merchandise sales revenues, cost of sales increased 1.6% to 65.7% for the fiscal year ended January 31, 1996 versus 64.1% for the fiscal year ended January 31, 1995. The gross profit percentage for merchandise sale product was 34.3% and 35.9% for the fiscal years ended January 31, 1996 and 1995, respectively. The 1.6% increase in cost of sales as a percentage of merchandise sales revenues was principally due to increased costs attributable to merchandise returns and inventory shrink, and decreased prompt payment discounts on merchandise inventory purchases as a result of the bankruptcy filing.

    Cost of rentals, including amortization, increased $5.0 million to $40.0 million for the fiscal year ended January 31, 1996, as compared with $35.0 million for the fiscal year ended January 31, 1995. As a percentage of rental revenue, cost of rentals increased to 48.5% for the fiscal year ended January 31, 1996 from 38.8% for the fiscal year ended January 31, 1995, an increase of 9.7%. The gross profit percentage for rental revenue was 51.5% and 61.2% for the fiscal years ended January 31, 1996 and 1995, respectively. The 9.7% increase in cost of rentals, including amortization, is primarily attributable to costs related to increased sales of used rental inventory and to a lesser extent, higher rental inventory shrinkage. Sales of used rental inventory increased over last year as a byproduct of the Company's strategy of carrying more rental "hit" titles. The sale of used rental product yields lower margins than the rental of such product.

    Merchandise sales, as a percentage of aggregate net revenues, decreased from 82.0% in the fiscal year ended January 31, 1995 to 81.0% in the fiscal year ended January 31, 1996. Should the shift in product mix from lower margin merchandise sales to higher margin rental revenue continue, it can be expected that the change in the mix of revenue contribution could have an impact on profitability.

    Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores increased their retail store presence in the Company's markets. This trend is expected to continue and it is anticipated that the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition may result in continued pressure on revenues and gross profit margins.

    Selling, general and administrative expenses, excluding amortization of purchase price adjustments resulting from acquisitions, were $167.9 million and $185.3 million for the fiscal years ended January 31, 1996 and 1995, respectively, a decrease of $17.4 million, or 9.4%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 38.8% and 37.1% for the fiscal years ended January 31, 1996 and 1995, respectively, an increase of 1.7%. The change was primarily due to increases as a percentage of revenue, in rent and other occupancy costs, and to a lesser extent, payroll and advertising expense. Reductions in absolute dollars may occur in rent and occupancy costs during the bankruptcy case as a result of the rejection of certain real property leases.

    During the fourth quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
("Statement No. 121"). In connection with the adoption of Statement No. 121 in the fiscal year ended January 31, 1995, the Company wrote-off its remaining excess cost over the fair value of the net assets acquired
(or "goodwill") due to an impairment in the carrying value. Accordingly, no goodwill amortization has been included in selling, general and administrative expenses during the year ended January 31, 1996 while $3.7 million has been included during the year ended January 31, 1995.

    The Company has evaluated the ongoing value of its equipment and improvements on a store-by-store basis during fiscal year 1996 as required by Statement No. 121 above. Based on this evaluation, the Company determined that store equipment and improvements with a carrying amount of $1.8 million were impaired and wrote them down by $1.5 million to their fair value. Fair value was based on estimated future cash flows to be generated by the individual stores, discounted at a market rate of interest.

    The loss from operations was $5.9 million for the fiscal year ended January 31, 1996, as compared with a loss of $126.2 million for the fiscal year ended January 31, 1995. The decrease in the operating loss resulted primarily from a decrease in the amount of write-down of long-lived assets of $138.0 million. Excluding the effect of the write-down of long-lived assets in both fiscal years, loss from operations would have been $4.4 million for fiscal year ended January 31, 1996 as compared to income from operations of $13.3 million for fiscal year ended January 31, 1995, a decrease of $17.7 million.

    Interest expense (net of interest income) decreased $8.3 million to $14.7 million for the year ended January 31, 1996 versus $23.0 million for the year-ended January 31, 1995. The decrease was primarily due to the suspension of the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Subordinated Notes and 6 1/4% Convertible Subordinated Debentures following the filing of Chapter 11.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the year, the Company reported total reorganization items of $23.2 million which is comprised of $2.5 million of professional fees, $6.2 million related to the closing of stores, $6.0 million associated with the rejection of certain executory contracts and $8.5 million connected with the write off of financing costs and debt discounts. Reorganization items are expected to continue in the future periods as a result of the bankruptcy case.

    The Company recorded a small income tax provision of $17 thousand for year ended January 31, 1996 versus a tax provision of $13.0 million for year ended January 31, 1995. While the Company experienced a pre-tax loss in fiscal 1996, it was unable to record a tax benefit because of an offsetting increase in the valuation allowance for deferred tax assets. Although such tax assets are available to reduce taxes payable, historical losses in fiscal years 1995 and 1996 and a projected tax loss for fiscal year 1997 necessitated the increase in the reserve allowance.

    Based upon the current operations of the Company, and other factors, the Company anticipates that net pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income.

    The Company is currently under audit by the Internal Revenue Service for tax years January 31, 1993, 1994 and 1995, and by the California Franchise Tax Board for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for these two audits.

Year Ended January 31, 1995 Compared to Year Ended January 31, 1994

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

    Merchandise sales were $409.5 million and $380.2 million during the fiscal years ended January 31, 1995 and 1994, respectively, representing an aggregate increase of 7.7% and an increase of 4.2% on a same-store basis. (See table in Item 1 -- "Business - Merchandise Products and Supply.") The increase in same-store merchandise sales resulted principally from increased sales of compact discs, used compact discs and videocassettes. The Company's sales of music cassettes continued to decline from the previous fiscal year due to a continuing shift in consumer demand to compact discs.

    Rental revenue includes the rental of videocassettes, video games and game players, audiocassette books and laser discs. Approximately 75% of the Company's stores currently offer videocassettes and other products for rent. Rental revenue for the fiscal year ended January 31, 1995 was $90.1 million, a decrease of 1.6% from the previous fiscal year but an increase of .2% on a same-store basis. Decreases in the rental of videocassettes and games were partially offset by increases in the sales of previously viewed rental inventory. Same-store rental revenue increased 6.0% in the quarter ended January 31, 1995 as compared to the quarter ended January 31, 1994, largely due to a price increase implemented in December 1994 as well as the maintenance of a higher inventory of "hit" videocassettes.

    Cost of sales increased $14.6 million to $262.6 million for the fiscal year ended January 31, 1995, as compared with $248.0 million for the fiscal year ended January 31, 1994. As a percentage of merchandise sales revenues, cost of sales decreased 1.1% to 64.1% for the fiscal year ended January 31, 1995 versus 65.2% for the fiscal year ended January 31, 1994. The gross profit percentage for merchandise sale product was 35.9% and 34.8% for the fiscal years ended January 31, 1995 and 1994, respectively. The 1.1% decrease in cost of sales as a percentage of merchandise sales revenues resulted principally from decreased costs associated with inventory shrinkage and other book-to-physical adjustments, and decreased costs attributable to merchandise returns.

    Cost of rentals, including amortization, decreased $15.8 million to $35.0 million for the fiscal year ended January 31, 1995, as compared with $50.8 million for the fiscal year ended January 31, 1994. As a percentage of rental revenue, cost of rentals decreased to 38.8% for the fiscal year ended January 31, 1995 from 55.5% for the fiscal year ended January 31, 1994, a decrease of 16.7%. The gross profit percentage for rental revenue was 61.2% and 44.5% for the fiscal years ended January 31, 1995 and 1994, respectively. The 16.7% decrease in cost of rentals, including amortization, as a percentage of rental revenues was principally due to a change in accounting estimate for amortizing the cost of video rental inventory that was implemented in the fiscal year 1994 that resulted in a $20.3 million charge (22.2% of rental revenue) to reduce the net carrying value of existing rental inventory at January 31, 1994, and to a lesser extent decreased shrinkage and obsolescence in fiscal year 1995. Offsetting these decreases were increased amortization, as a percentage of rental revenue, of 5.2%, due to increased videocassette purchases to support higher rental revenues and an increase in the write-off of net book value of rental dispositions resulting from the sale of older rental inventory.

    Merchandise sales, as a percentage of aggregate net revenues, increased from 80.6% in the fiscal year ended January 31, 1994 to 82.0% in the fiscal year ended January 31, 1995.

    Selling, general and administrative expenses, excluding $3.4 million and $8.9 million for the amortization of purchase price adjustments resulting from acquisitions, were $185.3 million and $187.7 million for the fiscal years ended January 31, 1995 and 1994, respectively, a decrease of $2.4 million, or 1.3%. As a percentage of aggregate net revenues, selling, general and administrative expenses, excluding amortization of purchase price adjustments, were 37.1% and 39.8% for the fiscal years ended January 31, 1995 and 1994, respectively, a decrease of 2.7%. The 2.7% decrease was principally due to reductions in payroll expense, depreciation expense and occupancy costs. The decrease in occupancy costs was primarily due to decreases in the non-cash provisions for the straight-line effect of scheduled future rent increases.

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

    The tax provision recorded by the Company on its loss before income taxes was $13.0 million, or 8.7% of its loss before income taxes, in fiscal year 1995 versus an effective tax benefit of $19.1 million, or 31.2% of its loss before income taxes in fiscal year 1994. The increase in tax expense resulted primarily from an increase in the valuation allowance for deferred tax assets. While such tax assets are available to reduce future taxes payable, historical tax losses in fiscal years 1994 and 1995 and a projected tax loss for fiscal year 1996 necessitated the increase in the reserve allowance. As a result of available net operating loss carrybacks, the Company received a $1.3 million federal income tax refund during the third quarter of the year ended January 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES

    During the fiscal year ended January 31, 1996, the Company's net cash provided by operating activities declined by $21.7 million (from $11.1 million provided in fiscal year ended 1995 to $10.6 million used in fiscal year ended 1996) after giving consideration to a reduction in accounts payable, accrued expenses and other liabilities not separately identified of $22.0 million. In addition, as a result of the change in vendor terms during the year, the Company recorded prepaid inventory deposits at January 31, 1996 of $10.9 million which also contributed to the decrease in cash provided by operating activities. Offsetting the above items was a reduction of $26.7 million and changes in certain other items of $15.5 million.

    It should be noted that the payment of a number of obligations has been deferred as a result of the bankruptcy filing.

    Cash used in investing activities totaled $10.7 million as compared to
$16.1 million for the fiscal years ended January 31, 1996 and January 31, 1995,
respectively.   Acquisitions of property, equipment and improvements were $10.3 million during the fiscal year ended January 31, 1996 as compared to $15.7 million in the prior fiscal year. Property, plant and equipment acquisitions in both periods were used primarily for the opening of new stores and the remodeling of existing stores, and in fiscal year 1995, the acquisition of new point-of-sale platforms for the stores.

    Cash provided by financing activities increased by $22.9 million to $26.7 million during the year ended January 31, 1996 from $3.8 million during the year ended January 31, 1995 principally due to increased short-term borrowings under the Company's $45.0 million revolving line of credit. The increased borrowings were primarily the result of decreased revenues and margins and changes in credit terms prior to the bankruptcy filing.

    The Company's institutional indebtedness currently includes the following:

    i) the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures.

         As a result of the bankruptcy filing and other events, the Company, and, as applicable, WEI, are each currently in default under various agreements governing the above debt. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt has become "Subject to Compromise" and has been classified as such on the Company's balance sheet. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Company's Chapter 11 case other than pursuant to a court order.

    As of January 31, 1996, the total principal and interest related to the above debt was $207.5 million and $8.5 million, respectively. The ultimate outcome of the aforementioned debt will be determined during the bankruptcy case.

    ii) revolving line of credit (DIP facility) in the amount of $30.0 million, which includes a letter of credit subfacility of $10.0 million. Borrowings under the facility bear interest at the Company's option, at either: (a) the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2%) plus 1%; or (b) the Eurodollar Rate plus 2.75%. The Company had no outstanding borrowings against the DIP facility at January 31, 1996. At January 31, 1996, the Company had $0.4 million of letters of credit outstanding. The Company is subject to various financial and other covenants under the terms of the DIP facility including, among other things, minimum EBITDAV (as defined) and limitations on indebtedness, investments, payments of indebtedness and capital expenditures. As of January 31, 1996, the Company was in compliance with all financial covenants required by this facility or had obtained appropriate waivers. The facility is available through the earlier of September 1, 1997 or the effective date of a plan of reorganization.

    Management believes that the current DIP borrowing facility is adequate to support the upcoming fiscal year. However, there can be no assurance as to the effect which any future changes in the Company's operations or results could have on its liquidity.


SEASONALITY

     The Company's business is seasonal, and revenues and operating income are highest during the fourth quarter. Working capital deficiencies and related bank borrowings are lowest during the period commencing with the end of the Christmas holidays and ending with the close of the Company's fiscal year. Beginning in February, working capital deficiencies and related bank borrowings have historically trended upward during the year until the fourth quarter. Bank borrowings have historically been highest in October and November due to cumulative capital expenditures for new stores and the building of inventory for the holiday season.


INFLATION

    The Company believes that inflation has not had a material effect on its results of operations and its internal and external sources of liquidity and working capital. However, interest rate increases, beyond current levels, could have an impact on the Company's operations.




Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements and Financial Statement Schedules appearing on page F-0 of this report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning the persons who are directors and executive officers of the
Company:
                                                         Age at
                                                       April 30,
      Name                       Position                  1996
- -----------------     ---------------------------------    -----

Jerry E.  Goldress    Chief Executive Officer, Chairman      65
                      of the Board and Director

Barbara C. Brown      Senior Vice President, Sales and       44
                      Operations

Stephen P. Brown     Senior Vice President, General          38
                     Merchandise Manager

Henry Del Castillo   Senior Vice President, Chief            57
                     Financial Officer and Secretary

Michael T. Buskey   Vice President, Regional Manager         47

James J. Burke, Jr.   Director                               44

Gerald S. Armstrong   Director                               52

Rupinder S. Sidhu     Director                               39

Bradley J. Hoecker    Director                               34

    Jerry E. Goldress, Chief Executive Officer, Chairman of the Board and Director of the Company and WEI. Mr. Goldress originally joined the Company in February 1988. Mr. Goldress was Chairman of the Board of the Company from February 1988 to June 1992 and Chief Executive Officer of the Company from February 1988 to March 1990. Mr. Goldress was a Director of the Company from January 1988 to June 1992. Mr. Goldress returned to the Company in August 1993 as President and Chief Operating Officer. In June 1994, Mr. Goldress assumed the position of Acting Chief Financial Officer. On March 1, 1995, Mr. Goldress was elected Chief Executive Officer, Chairman of the Board and Director of the Company and WEI. Mr. Goldress is currently Chairman of Grisanti, Galef & Goldress, Inc. (a management consulting firm) and has been employed by that company since 1973. All positions with the Company which have been, and which currently are, held by Mr. Goldress have been pursuant to consulting agreements with Grisanti, Galef & Goldress, Inc. Mr. Goldress has been a general partner of A&S since 1987. He is a Director of Dreco Energy Services Ltd., Applied Magnetics, Inc., and K2, Inc. As a management consultant, Mr. Goldress provides assistance to businesses in financial difficulty and, in the course of providing such assistance, is frequently appointed a director and an executive officer of such businesses. Often such businesses are involved in bankruptcy or other reorganization proceedings.

    ----------------

    Barbara C. Brown, Senior Vice President, Sales and Operations of the Company. Ms. Brown joined the Company in 1973.
She became Vice President, Sales and Operations in 1986 and was promoted to Senior Vice President in 1991. Prior to 1986, Ms.
Brown served in a variety of store operations positions including
Store Manager, District Manager, Assistant Vice President, Store
Operations, and Associate Vice President, Store Operations. Ms. Brown is the spouse of Mr. Stephen P. Brown, Senior Vice President, General Merchandise Manager.

   ----------------

    Stephen P. Brown, Senior Vice President, General Merchandise Manager of the Company. Mr. Brown joined the Company in 1980. He became Vice President, Merchandise Allocation and Distribution in 1993 and was promoted to Senior Vice President, General Merchandise Manager in 1994. Prior to 1993, Mr. Brown served in a variety of store operations positions including Store Manager, District Manager, Regional Manager, and Assistant Vice President, Store Operations. Mr. Brown is the spouse of Ms. Barbara C. Brown, Senior Vice President, Sales and Operations.

   ----------------

    Henry Del Castillo, Senior Vice President, Chief Financial Officer and Secretary of the Company. Mr. Del Castillo joined the Company in August 1995, following a twenty year career as a financial executive and Chief Financial Officer of Powerine Oil Company. Previously, he served as Chief Financial Officer of Carte Blanche Corporation, an international credit card and travel services provider.

   ----------------

    Michael T. Buskey, Vice President, Regional Manager for the Company. Mr. Buskey joined the Company in 1993. Prior to his current position he was General Manager for Circuit City Stores, Inc.

   ----------------

    James J. Burke, Jr., Director of the Company and WEI since June 1992. Mr. Burke has been Managing Partner and Director of Stonington Partners, Inc. ("SPI") since 1993, and is a consultant to MLCP. Mr. Burke has also been a Director of MLCP since 1987 and was a Managing Partner of MLCP from 1993 to 1994, and President of MLCP from 1987 to 1994. Mr. Burke was a Vice President of Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") from 1983 until 1988 and was a First Vice President from 1988 to July 1994 and a Managing Director of MLPF&S from 1985 to July 1994. Mr. Burke is a director of Amstar Corporation, Borg-Warner Security Corporation, Supermarkets General Holdings Corporation, AnnTaylor Stores Corporation, Pathmark Stores, Inc., and United Artists Theater Circuit, Inc.

    Gerald S. Armstrong, Director of the Company and WEI since April 1993. Mr. Armstrong has been a Partner and Director of SPI since 1993 and is a consultant to MLCP. Mr. Armstrong has been a Director of MLCP since 1988, and was an Executive Vice President of MLCP from 1988 until 1993, and a Partner of MLCP from 1993 to July 1994. Mr. Armstrong was a Managing Director of the Investment Banking Division of MLPF&S from November 1988 to July 1994. From January to November 1988, he was President and Chief Executive Officer of Printing Finance Company, Inc., a printing company, and from March 1985 to January 1988, he was Executive Vice President and Chief Operating Officer of PACE Industries, Inc., a manufacturing and printing company. Mr. Armstrong is also a Director of AnnTaylor Stores Corporation, Beatrice Foods, Inc., First USA, Inc., Blue Bird Corporation, and World Color Press, Inc.

    Rupinder S. Sidhu, Director of the Company and WEI. Mr. Sidhu has been a partner of SPI since 1993 and is a consultant to MLCP. Mr. Sidhu has also been a Director of MLCP since 1987, was a Senior Vice President of MLCP from 1987 until 1993 and was a Partner of MLCP from 1993 to July 1994. Mr. Sidhu was a Managing Director of MLPF&S from 1989 to July 1994, and was a Vice President of MLPF&S from 1984 until 1988. Mr. Sidhu is a Director of Eckerd Corporation, Clinton Mills, Inc., First USA Bank, First USA, Inc. and First USA Paymentech, Inc.

    Bradley J. Hoecker, Director of the Company and WEI. Mr. Hoecker has been a Principal of SPI since 1993 and is a consultant to MLCP. Mr. Hoecker was a Principal of MLCP from 1993 to July 1994. Mr. Hoecker was an Associate of MLCP from 1989 to 1993 and of MLPF&S from 1989 to July 1994. From 1984 to 1987, Mr. Hoecker was employed by Bankers Trust Company.

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

Item 11.   EXECUTIVE COMPENSATION.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table sets forth, for the fiscal years ended
January 31, 1996, January 31, 1995, and January 31, 1994, the cash compensation paid by WEI and its subsidiaries, as well as certain other compensation paid or accrued for each such fiscal year, to each of the five most highly compensated executive officers of WEI who were officers on January 31, 1996 (collectively, the "named executive officers") in all capacities in which they served. All compensation with respect to Mr. Goldress was paid to Grisanti, Galef & Goldress, Inc., a management consulting firm in which Mr. Goldress is a principal.



                               SUMMARY COMPENSATION TABLE
                                                                     Long-Term
                                        Annual Compensation         Compensation
                                 --------------------------------- -------------
                                                      Other Annual   No. of Sec.   All Other
    Name and            Fiscal    Salary   Bonus      Compensation   Underlying   Compensation
Principal Position      Year      ($)       ($)          ($) (f)       Options        ($)
- ----------------------------------------------------------------------------------------------
Jerry E. Goldress (a)   1996    445,883    50,000        ---            ---         ---
 Chairman, Chief        1995    375,000      ---         ---            ---         ---
 Executive Officer      1994    100,000      ---         ---            ---       150,000 (g)

Barbara C. Brown        1996    171,538    16,000       7,200 (f)       ---         6,847 (h)
 Senior Vice President, 1995    165,000    11,257 (b)   7,200 (f)       ---         7,212 (I)
 Sales and Operations   1994    155,625    11,257 (c)   7,200 (f)       ---        23,191 (j)

Stephen P. Brown        1996    159,808    16,000       7,200 (f)       ---         4,613 (k)
 Senior Vice President, 1995    114,615     1,499 (d)   7,200 (f)       ---         4,242 (l)
 General Merchandise    1994     84,629     1,499 (e)   2,492 (f)       ---        15,219 (m)
 Manager

Henry Del Castillo      1996     80,769         0       3,321 (f)         0        18,375 (n)
 Senior Vice President, 1995          0         0           0             0             0
 Chief Financial        1994          0         0           0             0             0
 Officer and Secretary

Michael T. Buskey       1996    132,685     1,154       7,200 (f)         0         2,470 (o)
 Vice President,        1995    106,962    21,962       7,200 (f)         0         1,930 (p)
 General Manager -      1994    102,846    25,000       7,200 (f)         0         1,283 (q)
 Los Angeles Division




(a) Mr. Goldress was elected Chairman and Chief Executive Officer on March 1, 1995. During all of fiscal 1995 and until March 1, 1995, he served as President and Chief Operating Officer. From June 1994 until March 1, 1995, he served as Acting Chief Financial Officer.

(b) Includes an $11,257 bonus to cover interest expense on Ms. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(c) Includes an $11,257 bonus to cover interest expense on Ms. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(d) Includes a $1,499 bonus to cover interest expense on Mr. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(e) Includes a $1,499 bonus to cover interest expense on Mr. Brown's Management Note (see Item 13, below), with a "gross-up" to cover income taxes related to the bonus.

(f) Includes payment of an auto allowance to the named executive officer at a rate of $600 per month.

(g) Includes payments made to Mr. Goldress's consulting company for services related to the 1994 Re-engineering Plan.

(h) Includes $3,236 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,783 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(i) Includes $3,622 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,763 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(j) Includes $19,685 paid on behalf of Ms. Brown and her family for medical expenses not covered by the Company's group medical insurance plan. Also included are $1,828 of premiums paid for term life insurance and $1,678 for matching contributions to the Company's 401(k) plan made on behalf of Ms. Brown.

(k) Includes $179 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $2,772 of premiums paid for term life insurance and $1,661 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(l) Includes $1,032 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included are $2,079 of premiums paid for term life insurance and $1,131 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(m) Includes $14,273 paid on behalf of Mr. Brown and his family for medical expenses not covered by the Company's group medical insurance plan. Also included is $945 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Brown.

(n) Included is $18,375 of premiums paid for term life insurance made on behalf of Mr. Del Castillo.

(o) Includes $1,091 paid on behalf of Mr. Buskey and his family for medical expenses and $1,379 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(p) Includes $826 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group and $1,104 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

(q) Includes $791 paid on behalf of Mr. Buskey and his family for medical expenses not covered by the Company's group medical insurance plan and $492 for matching contributions to the Company's 401(k) plan made on behalf of Mr. Buskey.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

    No Stock Options or Stock Appreciation Rights were granted in fiscal year 1996.



FISCAL YEAR-END OPTION VALUES

    No options were exercised by any of the named executive officers during fiscal 1996. The following table sets forth certain information with respect to the named executive officers concerning the number of shares covered by both exercisable and unexercisable stock options held as of January 31, 1996. No market exists for WEI's Common Stock. The Company believes that at January 31, 1996, none of these options were "in-the-money options."


                    FISCAL YEAR-END OPTION VALUES

                          Number of Securities
                              Underlying
                          Unexercised Options
                            at Fiscal Year End

   Name                Exercisable   Unexercisable
- --------------------------------------------------
Jerry E. Goldress      30,000           ---

Barbara C. Brown        9,900         3,600

Stephen P. Brown        1,213           522

Henry Del Castillo          0             0

Mike Buskey                 0             0



COMPENSATION OF DIRECTORS

    The directors of the Company and WEI do not receive compen-sation for their services as directors or as members of the committees of the boards of directors of the Company and WEI.


EMPLOYMENT AGREEMENTS

    Jerry E. Goldress serves as Chairman of the Board, President and Chief Executive Officer of the Debtors pursuant to an agreement dated May 11, 1994, as amended on April 5, 1995 and on December 13, 1995, between Wherehouse and GGG, Inc. (The "GGG Management Agreement"). Under the GGG Management Agreement, GGG Inc. currently receives $450,000 annually as compensation for Mr. Goldress' services which is guaranteed through October 31, 1997. In consultation with the Official Committee, the Informal Committee and Bankers Trust, as agent, Wherehouse amended the GGG Management Agreement on December 13, 1995 to, among other things, provide a bonus to GGG, Inc. in the amount of $250,000 if a plan is confirmed in the Chapter 11 Case prior to October 1, 1996.

    In order to retain its key management employees during the period of deteriorating financial condition and instability prior to the Filing Date, in July of 1995, Wherehouse entered into agreements with 13 of its officers that provide certain security in the event of a "Change of Control" and the subsequent termination of such employee's employment or a significant reduction in such employee's responsibilities (the "Change of Control Agreements"). Since the Filing Date, Wherehouse has entered into Change of Control Agreements with five additional officers. The Change of Control Agreements were approved by the Bankruptcy Court on December 1, 1995. The above agreements call for payments of up to $2.2 million should certain events (as defined) occur.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the compensation committees of the Company's and WEI's boards of directors are currently Messrs. Burke, Armstrong, and Sidhu.

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


WEI

    The Common Stock, par value $0.01 per share of WEI (the "WEI Common Stock") is the only outstanding class of its voting securities. The following table sets forth, as of January 31, 1996, the number and percentage of shares of WEI Common Stock beneficially owned by (i) each person known to WEI to be the beneficial owner of more than 5% of the outstanding shares of WEI Common Stock,
(ii) each director of the Company and WEI, (iii) each named executive officer, and (iv) all directors and executive officers of the Company and WEI as a group. Unless otherwise indicated in a footnote, each person listed below possesses sole voting and investment power with respect to the shares indicated as beneficially owned by them, subject to community property laws where applicable.



[Need to Update]

                                                Shares of           Percentage
Name and Address                                WEI Common              Of
of Beneficial Owner                               Stock             Ownership
- ----------------------------------------------------------------------------------
Merrill Lynch Capital Partners, Inc.(1)(2)      1,820,458              77.1%
   767 Fifth Avenue
   New York, New York 10153
Merrill Lynch & Co., Inc.(1)(3)                   452,269              19.2%
   250 Vesey Street
   North Tower - World Financial Center
   New York, New York 10281
Jerry E. Goldress(4)                               30,000               1.3%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Barbara C. Brown(5)                                21,147               0.9%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
Stephen P. Brown(6)                                 1,909               0.1%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Henry Del Castillo(7)                                 ---               0.0%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California  90502-1334
Michael T. Buskey(7)                                  ---               0.0%
   Wherehouse Entertainment, Inc.
   19701 Hamilton Avenue
   Torrance, California 90502-1334
James J. Burke, Jr.(8)                                ---               0.0%
   c/o Stonington Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Gerald S. Armstrong(8)                                ---               0.0%
   c/o Stonington Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Rupinder S. Sidhu(8)                                  ---               0.0%
   c/o Stonington Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
Bradley J. Hoecker(8)                                 ---               0.0%
   c/o Stonington Partners, Inc.
   767 Fifth Avenue
   New York, New York 10153
All directors and executive officers
   as a group(9) (13 persons)                     202,829               8.2%


(1) Entities affiliated with Merrill Lynch & Co., Inc., including MLCP, beneficially own an aggregate of 2,272,727 shares, which represents approximately 96% of the outstanding WEI Common Stock at January 31, 1996.

(2) MLCP is a subsidiary of Merrill Lynch Group, Inc. which is wholly-owned by Merrill Lynch & Co., both of which are affiliates of MLPF&S. Shares of WEI Common Stock are beneficially owned by MLCP and owned of record (and beneficially) as follows: 1,103,219 (46.6% of outstanding WEI Common Stock) by Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P.; 699,062 (29%) by ML Offshore LBO Partnership No. B-XXI; and 18,177 (0.8%) by MLCP Associates L.P. No. II. MLCP is the indirect managing general partner of Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and ML Offshore LBO Partnership No. B-XXI and the general partner of MLCP Associates L.P. No. II. The address for Merrill Lynch Capital Appreciation Partnership No. B-XXI, L.P. and MLCP Associates L.P. No. II is c/o MLCP, 767 Fifth Avenue, New York, New York 10153. The address for ML Offshore LBO Partnership No. B-XXI is P. O. Box 25, Roseneath, The Grange, St. Peter Port, Guernsey Channel Island, British Isles.

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

(7) Messrs. Buskey and Del Castillo are officers of the Company and WEI and do not own any shares of WEI Common Stock.

(8) Messrs. Burke, Armstrong, Sidhu and Hoecker are directors of the Company and WEI. Messrs. Burke, Armstrong and Sidhu are each directors of MLCP and may be deemed to beneficially own all of the 1,820,458 shares of Common Stock beneficially owned by MLCP. Furthermore, MLCP is part of a group of affiliates of Merrill Lynch & Co. that beneficially owns 2,272,727 shares of the Company's common stock. Messrs. Burke, Armstrong, and Sidhu each disclaim beneficial ownership of these shares.

(9) Includes 84,827 shares subject to vested options under the WEI Management Stock Option Plan which are currently exercisable, and 30,000 shares subject to non-qualified vested options which are currently exercisable. Includes 15,078 shares which are referred to as "Unvested WEI Common Stock" in Item 13 of this Annual Report, and 15,008 shares pledged to WEI as security for Management Notes.

    Certain common stock and stock options mentioned above in regards to current executive officers and directors may not have any value in the future as a result of the bankruptcy filing. The ultimate outcome of the above-mentioned items will be determined during the bankruptcy case.

PLEDGE OF COMMON STOCK AND ASSETS OF THE COMPANY

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

    Bankers Trust has asserted that their lien extends to sale inventory. The Company denies this assertion and has filed an adversary proceeding seeking a determination on this issue. See (i) of Item 3, Part I.

    If the Company fails to repay any of its outstanding indebtedness to the lenders under the Bank Credit Agreement or if any other event of default should occur under the Bank Credit Agreement, the Banks may, among other things, foreclose on their security interest in the Company's capital stock and acquire control of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In connection with the Acquisition described in Item 1 of this Annual Report, certain members of management (the "Management Investors") executed new non-recourse notes in exchange for notes originally executed by them in connection with their purchases of shares of WEI prior to the Acquisition. The following table sets forth the outstanding principal balance of the notes of each of the named executive officers (the "Management Notes"), which amounts have remained unchanged since the beginning of the last fiscal year. The Management Notes bear interest at the rate of 7% per annum:

              Name                Principal Balance

         Barbara C. Brown                99,867
         Stephen P. Brown                13,300

    To secure repayment of the Management Notes, each maker pledged to WEI the number of shares of WEI Common Stock purchased by such maker with an original purchase price greater than or equal to 100% of the original principal amount of such maker's Management Note.

    Under a Stockholders' Agreement among WEI, certain Management Investors and certain other shareholders of the Company, a portion of the WEI Common Stock owned by the Management Investors is deemed to be "unvested" (the "Unvested WEI Common Stock"), and is currently held by WEI in trust for the benefit of the Management Investors.

    In connection with the Acquisition, approximately $18.75 million of the Merger consideration was deferred, and is subject to reduction to the extent that the Company incurs certain litigation costs, including costs relating to the McMahan, Thompson and Silverman actions described in Item 3 of this Annual Report. Currently, the balance of this deferred account (including interest thereon), net of costs incurred to date, approximates $19.3 million. Under the Stockholders' Agreement, "vesting" of the Unvested WEI Common stock will be based upon the percentage of such deferred amount which is actually paid to the selling parties in the Merger.

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

    Certain common stock, stock options and management notes mentioned above in regards to current executive officers may not have any value in the future as a result of the bankruptcy filing. The ultimate outcome of the above-mentioned items will be determined during the bankruptcy case.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Documents filed as part of this report.

     1.   Financial statements.

     See Index to Financial Statements and Financial Statement
Schedules.

     2.   Financial statement schedules.

    See Index to Financial Statements and Financial Statement
Schedules.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3.   Exhibits

          2.1 Merger Agreement, dated as of May 5, 1992, by and among Grammy Corp., WEI, the Company and A&S. Incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K dated May 6, 1992.

          3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1988 (the "1988 Report").

          3.2      By-laws of the Company.  Incorporated by reference to
                   Exhibit 3.2 of the 1988 Report.

          3.3 Restated Certificate of Incorporation of WEI. Incorporated by reference to Exhibit 2.2 of the Company's Registration statement on Form S-1, Registration No. 335166 (the "Registration Statement").

          3.4 By-laws of WEI. Incorporated by reference to Exhibit 3.4 of the Registration Statement.

          4.1 Indenture, dated as of June 15, 1986, between the Company and Bank of America National Trust and Savings Association. Incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-2, Registration No. 33-6485.

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

         10.1 Office lease dated as of October 23, 1985, by and between the Company, as lessee, and Patrician Associates, Inc. and OMA Harbor Tech H. Associates, as lessors. Incorporated by reference to Exhibit 10(u) of the Company's Report on Form 10-K for the seven months ended January 31, 1986.

         10.2 Single Tenant Industrial Lease, dated November 5, 1991, by and between Watson Land Company, as lessor, and the Company, as lessee. Incorporated by reference to Exhibit 10.6 of the 1992 Report.

         10.3* WEI Holdings, Inc. 1988 Employee Stock Purchase and Option Plan. Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended January 31, 1989.

         10.4* WEI Holdings, Inc. 1990 Employee Stock Purchase and Option Plan. Incorporated by reference to Exhibit 10.37 of the 1991 Report.

         10.5 Escrow Agreement, dated June 11, 1992, among A&S, as Representative, WEI and Chase Manhattan Bank, N.A., as Escrow Agent. Incorporated by reference to Exhibit 10.24 of the Registration Statement.

         10.6 ML Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the ML Investors listed in Schedule I thereto. Incorporated by reference to Exhibit 10.25 of the Registration Statement.

         10.7* Management Stock Subscription Agreement, dated as of June 11, 1992, among Grammy Corp. and the Management Investors listed on the signature pages thereto. Incorporated by reference to Exhibit 10.26 of the Registration Statement.

         10.8      Form of Management Note.  Incorporated by reference to
                   Exhibit 10.27 of the Registration Statement.

         10.9      Form of Stock Pledge Agreement. Incorporated by reference to
                   Exhibit 10.28 of the Registration Statement.

         10.10* Stockholders' Agreement, dated as of June 11, 1992, among WEI, the Management Investors listed in Schedule I thereto and the ML Investors listed in Schedule II thereto. Incorporated by reference to Exhibit 10.29 of the Registration Statement.

         10.11* WEI Management Stock Option Plan, effective June 11, 1992. Incorporated by reference to Exhibit 10.30 of the Registration Statement.

         10.12* Form of Incentive Option Agreement. Incorporated by reference to Exhibit 10.31 of the Registration Statement.

         10.13* Form of Performance Option Agreement. Incorporated by reference to Exhibit 10.32 of the Registration Statement.

         10.14 Bank Credit Agreement, dated as of June 11, 1992, among the Company, WEI and Bankers Trust Company, as Agent and Heller Financial, Inc. as Co-Agent, including all exhibits thereto. Incorporated by reference to Exhibit 4(a) of the 1992 10-Q.

         10.15 Borrower Security Agreement, dated as of June 11, 1992, by and between the Company and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incorporated by reference to Exhibit 4(b) of the 1992 10-Q.

         10.16 Holdings Security Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for and representative of the Lenders. Incorporated by reference to Exhibit 4(c) of the 1992 10-Q.

         10.17 Holdings Pledge Agreement, dated as of June 11, 1992, by and between WEI and Bankers Trust Company, as collateral agent for a representative of the Lenders. Incorporated by reference to Exhibit 4(d) of the 1992 10-Q.

         10.18 First Amendment to Credit Agreement dated November 17, 1992, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to Exhibit 10.40 of the 1993 Report.

         10.19 Second Amendment to Credit Agreement dated August 17, 1993, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to Exhibit 10.44 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (the "1993 10-Q").

         10.20 Third Amendment to Credit Agreement dated January 27, 1994, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Allstate Prime Income Trust. Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended January 31, 1994 (the "1994 Report").

         10.21* Fiscal 1993 Corporate Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 of the 1993 Report.

         10.22 Master Lease Agreement dated October 13, 1992, between United States Leasing Corporation, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit
                   10.42 of the 1993 Report.

         10.23 Equipment Lease Agreement dated December 21, 1992, between General Electric Capital Corporation, as Lessor, and the Company, as Lessee. Incorporated by reference to Exhibit
                   10.43 of the 1993 Report.

         10.24* Fiscal 1994 Corporate Incentive Compensation Plan. Incorporated by reference to Exhibit 10.39 of the 1994 Report.

         10.25 Letter agreement, dated May 11, 1994, between the Company and GGG, Inc. Incorporated by reference to Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (the "1994 10-Q").

         10.26 Amendment to consulting agreement, dated April 5, 1995, between the Company and Grisanti, Galef & Goldress, Inc. Incorporated by reference to Exhibit 10.34 of the 1995 Report.

         10.27 Amendment to WEI Management Stock Option Plan, dated January 18, 1995. Incorporated by reference to Exhibit 10.35 of the 1995 Report.

         10.28 Limited Waiver Regarding Maximum Permitted Leverage Ratio, dated April 12, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust. Incorporated by reference to Exhibit 10.36 of the 1995 Report.

         10.29 Agreement dated July 1, 1994, between The Future Now, Inc. and the Company. Incorporated by reference to Exhibit 10.37 of the 1995 Report.

         10.30 Fifth Amendment to Lease dated December 23, 1994, by and between the Company, as lessee, and Patrician Associates, Inc. and OMA Harbor Tech H. Associates, as lessors. Incorporated by reference to Exhibit 10.38 of the 1995 Report.

         10.31 Fiscal 1995 Corporate Incentive Compensation Plan. Incorporated by reference to Exhibit 10.39 of the 1995 Report.

         10.32 Non-Qualified Stock Options Agreement dated January 17, 1995, between WEI and Jerry E. Goldress. Incorporated by reference to Exhibit to 10.40 of the 1995 Report.

         10.33 Limited Waiver, dated May 11, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust. Incorporated by reference to Exhibit 10.41 of the 1995 Report.

         10.34 Standstill Agreement, dated June 16, 1995, between the Company, WEI, Bankers Trust Company, Individually and as Agent, Heller Financial, Inc., United States National Bank of Oregon, and Prime Income Trust. Incorporated by reference to Exhibit 10.42 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

         10.35 Letter, dated June 16 1995, to Bank America National Trust and Savings, from Bankers Trust Company regarding Indenture dated as of June 15, 1986 between Wherehouse Entertainment, Inc. and Bank of America National Trust and Savings Association Incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

         10.36 Change of Control Agreements, dated as of July 10, 1995, between Registrant and each of its executive officers, with schedule required by instruction (2) to item 601(a) of Regulation S-K identifying the parties thereto and certain other details. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.

         10.37 Debtor-In-Possession Credit Agreement, dated as of September 25, 1995, among the Company, WEI and Bankers Trust, as Agent, including all exhibits thereto. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995.

         12.1**    Computation of ratio of earnings to fixed charges.

         21.1      Subsidiaries of the Company and WEI.

         27.0**    Financial Data Schedule.


     (b)  Current Reports on Form 8-K.


- ---------------

    *    Management contract or compensatory plan or arrangement

    **   Filed herewith

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WHEREHOUSE ENTERTAINMENT, INC.

Date:   May 15, 1996              By:   /s/ Jerry E. Goldress
                                   ------------------------------
                                   Jerry E. Goldress
                                   Chairman of the Board,
                                   Chief Executive Officer
                                  and Director
                                  (Principal Executive
                                   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


                   WHEREHOUSE ENTERTAINMENT, INC.

Signature                      Title                  Date
- ---------                      -----                  ----

 /s/ Jerry E. Goldress    Chairman of the Board,     May 15, 1996
- ------------------------  Chief Executive Officer
Jerry E. Goldress         and Director
                          (Principal Executive
                          (Officer)

 /s/ Henry Del Castillo   Senior Vice President,     May 15, 1996
- ------------------------  Chief Financial Officer
Henry Del Castillo        and Secretary
                          (Principal Financial
                          and Accounting Officer)

 /s/ James J. Burke, Jr.  Director                   May 15, 1996
- ------------------------
James J. Burke, Jr.


 /s/ Gerald S. Armstrong  Director                   May 15, 1996
- ------------------------
Gerald S. Armstrong


 /s/ Rupinder S. Sidhu    Director                   May 15, 1996
- ------------------------
Rupinder S. Sidhu


 /s/ Bradley J. Hoecker   Director                   May 15, 1996
- ------------------------
Bradley J. Hoecker


    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAS NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy material has been sent to the security holders of the registrant.

                                                     FINANCIAL STATEMENTS

                                                WHEREHOUSE ENTERTAINMENT, INC.

                                                       JANUARY 31, 1996
                                             WITH REPORT OF INDEPENDENT AUDITORS

                         WHEREHOUSE ENTERTAINMENT, INC.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                JANUARY 31, 1996

                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-1

Financial Statements

Balance Sheets at January 31, 1996 and 1995. . . . . . . . . . . . . . . . . F-3
Statements of Operations for each of the three years in the period ended
  January 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Statements of Changes in Shareholder's (Deficit) Equity for each of the three years in the period ended January 31, 1996 . . . . . . . . . . . . . F-6
Statements of Cash Flows for each of the three years in the period ended
  January 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . F-9

Financial Statement Schedule for each of the three years ended
  January 31, 1996

VIII  Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . .F-34

All other schedules have been omitted because they are not required under the related instructions or are inapplicable, or because the required information is included elsewhere in the financial statements.

1784/W-18    5/13/96



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wherehouse Entertainment, Inc.

We have audited the accompanying balance sheets of Wherehouse
Entertainment, Inc. as of January 31, 1996 and 1995 and the related statements of operations, shareholder's (deficit) equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherehouse Entertainment, Inc. at January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that Wherehouse Entertainment, Inc. will continue as a going concern. As more fully described in Note 1, the Company and its parent company have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). This event and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations resulting in cumulative shareholder's deficit, raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating the business as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the ability to (a) formulate a plan of reorganization which will gain approval of the creditors and shareholders and confirmation by the Bankruptcy Court, (b) maintain compliance with all debt covenants under the debtor-in-possession financing agreement, and (c) achieve satisfactory levels of future operating profit. The financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the classification and realization of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed on Note 2 to the financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets.




 Los Angeles, California
 May 1, 1996

                         WHEREHOUSE ENTERTAINMENT, INC.

                                 BALANCE SHEETS


                                                                                     JANUARY 31
                                                                               1996              1995
                                                                           ------------------------------
ASSETS (NOTES 1 AND 5)
Current assets:
  Cash                                                                     $  7,353,000      $  1,962,000
  Receivables                                                                 1,583,000         3,155,000
  Taxes receivable                                                                    -         1,500,000
  Prepaid inventory deposits                                                 10,880,000                 -
  Merchandise inventory                                                      90,951,000       115,639,000
  Other current assets                                                        4,628,000         2,743,000
                                                                           ------------      ------------
Total current assets                                                        115,395,000       124,999,000


Rental inventory, net of accumulated amortization
  of $38,906,000 (1996) and $40,984,000 (1995) (NOTE 2)                      14,004,000        16,093,000

Equipment and improvements, at cost (NOTES 5 AND 11):
  Leasehold improvements                                                     24,908,000        29,911,000
  Data processing equipment and software                                     26,289,000        22,368,000
  Store and office fixtures and equipment                                    13,969,000        22,207,000
  Buildings and improvements                                                  1,590,000         1,492,000
  Land                                                                          683,000           683,000
                                                                           ------------      ------------
                                                                             67,439,000        76,661,000
  Accumulated depreciation and amortization                                  29,752,000        29,126,000
                                                                           ------------      ------------
                                                                             37,687,000        47,535,000

Financing costs and leasehold interests, net of accumulated
  amortization of $11,263,000 (1996) and $2,815,000
  (1995) (NOTE 2)                                                               641,000         8,317,000


Other assets                                                                    800,000           736,000
                                                                           ------------      ------------
Total assets                                                               $168,527,000      $197,680,000
                                                                           ------------      ------------
                                                                           ------------      ------------

SEE ACCOMPANYING NOTES.

                                                                                    JANUARY 31
                                                                               1996              1995
                                                                          -------------------------------
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Short-term borrowings (NOTE 5)                                          $           -     $  15,800,000
  Accounts payable and bank overdraft                                         8,099,000        74,984,000
  Interest payable                                                               17,000         7,772,000
  Sales taxes payable                                                         2,332,000         3,004,000
  Other accrued expenses (NOTE 9)                                            18,592,000        26,778,000
  Current portion of capital lease obligations and long-
    term debt, secured (NOTES 5 AND 11)                                       2,655,000         9,811,000
  Long-term debt classified as current (NOTE 5)                                       -       150,000,000
                                                                          -------------     -------------
Total current liabilities                                                    31,695,000       288,149,000

Capital lease obligations and long-term debt, secured
  (NOTES 5 AND 11)                                                            1,498,000         3,892,000

Other long-term liabilities                                                   9,494,000        10,895,000

Convertible subordinated debentures (NOTE 7)                                          -         3,716,000

Liabilities subject to compromise (NOTES 1 AND 8)                           278,857,000                 -

Deferred income taxes (NOTE 10)                                               3,270,000         3,477,000

Commitments and contingencies (NOTES 11, 12 AND 13)

Shareholder's deficit:
  Common stock, $.01 par value, 1,000 shares
    authorized, 10 issued and outstanding                                             -                 -
  Additional paid-in capital                                                 95,671,000        95,671,000
  Accumulated deficit                                                      (251,958,000)     (208,120,000)
                                                                          -------------     -------------
Total shareholder's deficit                                                (156,287,000)     (112,449,000)
                                                                          -------------     -------------
Total liabilities and shareholder's deficit                               $ 168,527,000     $ 197,680,000
                                                                          -------------     -------------
                                                                          -------------     -------------

SEE ACCOMPANYING NOTES.

                         WHEREHOUSE ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS


                                                                             YEAR ENDED JANUARY 31
                                                                 1996                1995                1994
                                                            -----------------------------------------------------
Sales                                                       $ 350,646,000       $ 409,484,000       $ 380,202,000
Rental revenue                                                 82,547,000          90,141,000          91,584,000
                                                            -----------------------------------------------------
                                                              433,193,000         499,625,000         471,786,000

Cost of sales                                                 230,347,000         262,616,000         247,997,000
Cost of rentals, including amortization                        40,049,000          34,973,000          50,837,000
                                                            -----------------------------------------------------
                                                              270,396,000         297,589,000         298,834,000

Selling, general and administrative expenses                  167,161,000         188,740,000         196,622,000
Restructuring charges (NOTE 3)                                          -                   -          14,259,000
Write-down of long-lived assets (NOTE 2)                        1,476,000         139,493,000                   -
Interest expense (contractual interest for the year ended
  January 31, 1996 of $28,135,000) (NOTES 1 AND 5)             15,045,000          23,194,000          23,525,000
Other income                                                     (283,000)           (153,000)           (318,000)
                                                            -----------------------------------------------------
Loss before reorganization items and income taxes             (20,602,000)       (149,238,000)        (61,136,000)

Reorganization items (NOTES 1 AND 2):
  Professional fees                                             2,470,000                   -                   -
  Write-off of financing costs and debt discount                8,512,000                   -                   -
  Provision for store closing costs                             6,237,000                   -                   -
  Provision for rejected executory contracts                    6,000,000                   -                   -
                                                            -----------------------------------------------------
                                                               23,219,000                   -                   -
                                                            -----------------------------------------------------
Loss before income taxes                                      (43,821,000)       (149,238,000)        (61,136,000)

Provision (benefit) for income taxes (NOTE 10)                     17,000          13,007,000         (19,077,000)
                                                            -----------------------------------------------------
Net loss                                                    $ (43,838,000)      $(162,245,000)      $ (42,059,000)
                                                            -----------------------------------------------------
                                                            -----------------------------------------------------

SEE ACCOMPANYING NOTES.

                         WHEREHOUSE ENTERTAINMENT, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDER'S (DEFICIT) EQUITY


                                     Common Stock       Additional
                                    $.01 Par Value        Paid-in         Accumulated
                                    Shares   Amount       Capital           Deficit            Total
                                ------------------------------------------------------------------------
Balance, January 31, 1993             10     $   -     $ 66,346,000     $  (3,816,000)    $  62,530,000
  Capital contribution                 -         -       30,000,000                 -        30,000,000
  Dividend                             -         -         (491,000)                -          (491,000)
  Net loss                             -         -                -       (42,059,000)      (42,059,000)
                                ------------------------------------------------------------------------
Balance, January 31, 1994             10         -       95,855,000       (45,875,000)       49,980,000
  Dividend                             -         -         (184,000)                -          (184,000)
  Net loss                             -         -                -      (162,245,000)     (162,245,000)
                                ------------------------------------------------------------------------
Balance, January 31, 1995             10         -       95,671,000      (208,120,000)     (112,449,000)
  Net loss                             -         -                -       (43,838,000)      (43,838,000)
                                ------------------------------------------------------------------------
Balance, January 31, 1996             10     $   -     $ 95,671,000     $(251,958,000)    $(156,287,000)
                                ------------------------------------------------------------------------
                                ------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                         WHEREHOUSE ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED JANUARY 31
                                                                     1996              1995             1994
                                                                 ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $(43,838,000)    $(162,245,000)    $(42,059,000)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                  41,403,000        47,142,000       70,530,000
    Book value of rental inventory dispositions                    14,448,000         8,866,000        6,983,000
    Noncash portion of restructuring charges                                -                 -       13,590,000
    Write-down of long-lived assets                                 1,476,000       139,493,000                -
    Other                                                                   -            (3,000)          32,000
    Deferred taxes                                                   (207,000)       14,653,000      (14,667,000)
    Changes in operating assets and liabilities:
      Receivables                                                   1,572,000          (353,000)       1,087,000
      Taxes receivable                                              1,500,000         3,500,000       (4,555,000)
      Prepaid inventory deposits                                  (10,880,000)                -                -
      Merchandise inventory                                        24,688,000        (2,047,000)      (3,135,000)
      Other current assets                                         (1,885,000)         (170,000)        (750,000)
      Accounts payable, accrued expenses and other
        liabilities not separately identified                     (20,528,000)        1,497,000       10,279,000
      Rental inventory purchases                                  (37,962,000)      (39,201,000)     (30,222,000)
    Changes due to reorganization activities:
      Accrued professional fees                                      (668,000)                -                -
      Write-off of financing costs and debt discount                8,512,000                 -                -
      Provision for store closing costs                             5,743,000                 -                -
      Provision for rejected executory contracts                    6,000,000                 -                -
                                                                 -----------------------------------------------
Net cash (used in) provided by operating activities               (10,626,000)       11,132,000        7,113,000

INVESTING ACTIVITIES
Proceeds from sale of assets                                                -             4,000        1,042,000
Acquisition of property, equipment and improvements               (10,252,000)      (15,667,000)     (11,784,000)
Purchase of certain assets of The Record Shop, Inc.                         -          (735,000)      (6,745,000)
Purchase of certain assets of Pegasus Music and Video, Inc.                 -                 -       (5,502,000)
Decrease (increase) in other assets and intangibles                  (415,000)          262,000       (1,844,000)
                                                                 -----------------------------------------------
Net cash used in investing activities                             (10,667,000)      (16,136,000)     (24,833,000)

FINANCING ACTIVITIES
Short-term borrowings (payments), net                              29,020,000        11,800,000       (2,550,000)
Principal payments on capital lease obligations and
  long-term debt                                                   (2,336,000)       (7,769,000)     (10,582,000)
Equity contribution                                                         -                 -       30,000,000
Dividend paid to WEI Holdings, Inc.                                         -          (185,000)        (490,000)
                                                                 -----------------------------------------------
Net cash provided by financing activities                          26,684,000         3,846,000       16,378,000

                         WHEREHOUSE ENTERTAINMENT, INC.

                                                                           YEAR ENDED JANUARY 31
                                                                1996               1995               1994
                                                            ---------------------------------------------------
REORGANIZATION ACTIVITIES
Reclassification of liabilities subject to compromise       $ 278,857,000     $            -     $            -
Decrease in accounts payable, accrued expenses and
  other liabilities                                           (71,343,000)                 -                  -
Reduction of debt                                            (207,514,000)                 -                  -
                                                            ---------------------------------------------------
Net cash effect of reorganization activities                            -                  -                  -
                                                            ---------------------------------------------------
Net increase (decrease) in cash                                 5,391,000         (1,158,000)        (1,342,000)
Cash at beginning of period                                     1,962,000          3,120,000          4,462,000
                                                            ---------------------------------------------------
Cash at end of period                                       $   7,353,000     $    1,962,000     $    3,120,000
                                                            ---------------------------------------------------
                                                            ---------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest                                                $  11,993,000     $   20,554,000     $   22,448,000
    Income taxes                                               (1,276,000)        (5,146,000)           164,000
    Reorganization items                                        2,297,000                  -                  -


Supplemental disclosure of noncash investing and financing activities:
Capital lease obligations of $483,000 in the twelve months ended January 31, 1994 were incurred when the Company entered into leases for equipment.



SEE ACCOMPANYING NOTES.

                         WHEREHOUSE ENTERTAINMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1996


1. REORGANIZATION UNDER CHAPTER 11

On August 2, 1995 (the "petition date"), Wherehouse Entertainment, Inc. (hereafter referred to as Wherehouse or the Company) and WEI Holdings, Inc.
(WEI), the Company's parent, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11 or the Bankruptcy
Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession subject to the control and supervision of the Bankruptcy Court.

Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date (pre-petition) are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the pre-petition claims that could be estimated at the date of these financial statements. Such claims are reflected in the January 31, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts. Claims secured against the Company's assets (secured claims) are stayed, although holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by all of the Company's assets except merchandise inventory (see discussion on adversary proceeding pending with the Bankruptcy Court in Note 12) and by a pledge by WEI of all the Company's capital stock. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured.

The Company received approval from the Bankruptcy Court to pay or otherwise honor employee wages and benefits and certain other pre-petition obligations necessary for the continuing existence of the Company prior to a plan of reorganization. Generally, unsecured debt does not accrue interest after the petition date. In addition, the Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on most pre-petition debt obligations. Therefore, the Company has discontinued accruing interest on these obligations. Contractual interest on those obligations amounts to $28,135,000, which is $13,090,000 in excess of reported interest expense. Refer to Note 5 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

                         WHEREHOUSE ENTERTAINMENT, INC.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations and cure certain existing defaults under the contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease and is subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. The Company has been reviewing its executory contracts and has affirmed 25 leases and rejected 62 leases to date. An estimate of the allowed claims related to the rejected leases of $6,000,000 has been provided for and included in liabilities subject to compromise.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization which will be approved by the creditors and confirmed by the Bankruptcy Court and its ability to meet its business plan and generate sufficient cash flows from operations and financing sources.

At this time an official committee of unsecured creditors (Official Committee) and an unofficial committee of certain general unsecured claim holders (Trade Committee) have been formed and are acting in the Chapter 11 proceedings. The Official Committee has the right to review and object to certain business transactions and to any proposed plan of reorganization. Pursuant to the order of the Bankruptcy Court, each committee has retained counsel and other professionals, in the case of the Official Committee at the expense of the Company.

                         WHEREHOUSE ENTERTAINMENT, INC.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

On April 29, 1996 the Company filed a Plan of Reorganization (the Plan) with the Bankruptcy Court. The Company has until June 27, 1996 to solicit acceptances from its creditors; however, the Company has filed a motion for a 60-day extension.

While there can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted, the confirmation and consummation of the Plan would result in a substantially different capital structure for the Company. Such Plan contemplates the issuance of: (a) an aggregate of $20,000,000 in principal amount of 8% unsecured notes due January 31, 2004 (the New Notes) and (b) an aggregate of 8,000,000 shares of $.01 par value new common stock (New Common Stock) in settlement of certain pre-petition claims. Following is a summary of the proposed treatment in the Plan of each of the major classes of creditors and shareholder recorded on the Company's January 31, 1996 balance sheet:


PRE-PETITION LENDERS

Pre-petition Lenders include the variable rate term note and revolving line of credit, and related interest of $1,121,000, discussed in Note 5. If the Plan is accepted by the Pre-petition Lenders, the Pre-petition Lenders will receive approximately 4,231,000 shares of New Common Stock for the amount of their pre-petition secured claim (estimated for purposes of a consensual Plan to be $35,000,000 less adequate protection payments of $1,675,000) and approximately $14,724,000 of New Notes and 2,160,000 shares of New Common Stock for their deficiency claim. If the Plan is not accepted by the Pre-petition Lenders, the Pre-petition Lenders will receive New Notes in an amount not to exceed $20,000,000 for the amount of their pre-petition secured claim (subject to determination by the Bankruptcy Court pursuant to a valuation hearing) and
15.748 shares of New Common Stock for each $1,000 of their allowed deficiency claim. See discussion on adversary proceeding pending with the Bankruptcy Court in Note 12.

                         WHEREHOUSE ENTERTAINMENT, INC.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

PRE-PETITION SUPPLIER CLAIMANTS

Pre-petition Supplier Claimants include trade and other miscellaneous claims and lease rejection claims (see Note 8). If the Plan is accepted by the Pre-petition Lenders, the Pre-petition Supplier Claimants will receive approximately $3,865,000 of New Notes and approximately 728,000 shares of New Common Stock. If the Plan is not accepted by the Pre-petition Lenders, the Pre-petition Supplier Claimants will receive 15.748 shares of New Common Stock for each $1,000 of their allowed claim.

13% SENIOR SUBORDINATED NOTES

13% Senior Subordinated Note Claimants include the holders of the 13% senior subordinated notes discussed in Note 5, and related accrued interest of $7,190,000. If the Plan is accepted by the Pre-petition Lenders, the 13% Senior Subordinated Note Claimants will receive approximately 615,000 shares of New Common Stock. If the Plan is not accepted by the Pre-petition Lenders, the 13% Senior Subordinated Note Claimants will receive 15.748 shares of New Common Stock for each $1,000 of their allowed claim.

CONVERTIBLE SUBORDINATED DEBENTURES:

The Convertible Subordinated Debentures and related accrued interest (see
Note 7) will be canceled, with the holders thereof receiving no distribution.

CURRENT COMMON SHAREHOLDERS:

The current common stock will be canceled, with the common shareholders receiving no distribution.

Under the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the following unaudited pro forma balance sheet as of January 31, 1996 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all

                         WHEREHOUSE ENTERTAINMENT, INC.

1. REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

postpetition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan would receive less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization.

To determine an estimate of its reorganization value, the Company will have the assets and liabilities of the reorganized entity appraised. Such appraisal will determine the reorganization value (i.e. fair value) of the assets and liabilities of the successor company. In addition, the accumulated deficit of the Company will be eliminated and its capital structure recast in conformity with the proposed Plan. As such, the accompanying unaudited pro forma balance sheet as of January 31, 1996 gives effect to the terms of the Plan and the adoption of fresh start accounting. Therefore, it represents the financial position of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

The following unaudited pro forma balance sheet as of January 31, 1996 is presented as if the Plan were confirmed and became effective as of January 31, 1996.

Current assets:                               Current liabilities:
  Cash                       $  4,470,000       Accounts payable and
  Receivables                   1,583,000         bank overdraft           $  8,099,000
  Prepaid inventory deposits   10,880,000       Accrued expenses             20,941,000
  Merchandise inventory        90,951,000       Current portion of capital
  Other current assets          4,628,000         lease obligations and
                             ------------         long-term debt              2,655,000
Total current assets          112,512,000       Deferred income taxes        35,000,000
                                                                           ------------
                                              Total current liabilities      66,695,000
Rental inventory, net          17,194,000
                                              Long-term debt                 20,000,000
Equipment and                                 Capital lease obligations
  improvements, net            58,195,000       and long-term debt            1,498,000

                                              Other long-term liabilities     9,494,000

                                              Deferred income taxes          28,000,000
Other assets                      800,000
                                              Shareholders' equity           63,014,000
                             ------------                                  ------------
                             $188,701,000                                  $188,701,000
                             ------------                                  ------------
                             ------------                                  ------------


                         WHEREHOUSE ENTERTAINMENT, INC.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Wherehouse is a retailer of prerecorded music, videocassette rentals and other entertainment oriented products. At January 31, 1996, the Company operated 297 locations in 8 states. Approximately 92% of the Company's stores are concentrated in 10 major marketing areas (Los Angeles, San Francisco, San Diego, Sacramento, Fresno, Seattle, Phoenix, Las Vegas, Denver and Salt Lake City) and approximately 84% of the stores are located in California.

BASIS OF PRESENTATION

WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. (MLCP) (91.8%) and certain members of management (8.2%) on a fully diluted basis at January 31, 1996. The current equity structure is the result of the purchase of all of WEI's ownership interest in the Company's predecessor by certain affiliates of MLCP on June 11, 1992 (the Acquisition). Currently, WEI conducts no independent operations and has no significant assets other than the capital stock of the Company.

INVENTORY

Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory consists primarily of resaleable prerecorded music, videocassettes, video games and other products.

RENTAL INVENTORY

In the fourth quarter of fiscal 1994, the Company accelerated the amortization of rental inventory by switching to a more accelerated method which eliminated the use of the half-year convention and salvage values. Rental inventory continues to be amortized over a period of two years for video games and three years for videocassettes. In adopting the more accelerated amortization, the Company recorded a charge of $20,268,000 in 1994 to reduce the carrying value of existing rental inventory. The charge was accounted for as a change in estimate and was recorded as additional amortization expense included in "cost of rentals" on the accompanying statement of operations. In addition, the Company sells

                         WHEREHOUSE ENTERTAINMENT, INC.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

RENTAL INVENTORY (CONTINUED)

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of equipment and leasehold improvements is computed on the straight-line method over the following periods:


                                                            Years
                                                          ---------

          Leasehold improvements                            2 - 10*
          Data processing equipment and software              5
          Store and office fixtures and equipment           5 - 10
          Buildings and improvements                        5 - 30

          *Amortization over related lease periods

LEASEHOLD INTERESTS

Leasehold interests and over-market leasehold liabilities are amortized on the straight-line method over the estimated remaining lease terms of the related store operating leases which vary from 2 to 10 years.

FAIR VALUE OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets, to be Disposed Of" in the year ended January 31, 1995. Accordingly, the Company records impairment losses on long-lived assets used in operations, and the related goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                         WHEREHOUSE ENTERTAINMENT, INC.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE OF LONG-LIVED ASSETS (CONTINUED)

Management identified significant adverse changes in the Company's business climate late in the fourth quarter of the year ended January 31, 1995 that persisted subsequent to year end. These changes were largely due to increasing competition in the Company's marketplace, which led to operating results and forecasted future results that were less than previously planned. These factors led to the conclusion that there was a potential impairment in the recorded value of goodwill and fixed assets. Accordingly, management reviewed the recoverability of the carrying value of long-lived assets, primarily goodwill and fixed assets, based upon a 20-year cash flow analysis. While goodwill was being amortized on a straight-line basis over 40 years, management's estimate of undiscounted cash flows over the reduced life amounted to less than the recorded value of goodwill, indicating impairment of the goodwill under the provisions of Statement No. 121. Management's estimate, however, indicated that the carrying value of fixed assets at January 31, 1995, was recoverable over their remaining useful lives.

An impairment loss of $139,493,000 is included in the accompanying 1995 statement of operations, representing the difference between the estimated discounted cash flows (at 11.5% per year) and the recorded value of goodwill. The discount rate of 11.5% represents the Company's weighted average interest rate in effect on the revolving line of credit, variable rate term note, and the 13% senior subordinated notes at January 31, 1995.

As a result of the Company's financial performance and the Chapter 11 proceedings, the Company closed 53 locations during 1996 and 19 additional locations subsequent to year end. In addition, the Company has evaluated the ongoing value of its equipment and improvements on a store-by-store basis. Based on this evaluation, the Company determined that store equipment and improvements with a carrying amount of $1,843,000 were impaired and wrote them down by $1,476,000 to their fair value. Fair value was based on estimated future cash flows to be generated by the individual stores, discounted at a market rate of interest.

The remaining carrying amount of equipment and improvements are expected to be recovered based on the Company's estimates of undiscounted cash flows on a store-by-store basis. However, it is reasonably possible that such estimates may change in the near term resulting in the need to write-down additional assets to fair value.

                         WHEREHOUSE ENTERTAINMENT, INC.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING COSTS

Financing costs were being amortized using the effective interest rate method over the terms of the related financing which varied with the terms of the related agreement.

As a result of the Chapter 11 proceedings, the net book value of the financing costs were written off during the year ended January 31, 1996 in accordance with Statement of Position 90-7.

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amount charged to advertising expense during the years ended January 31, 1996, 1995 and 1994 was $5,596,000, $5,704,000 and $5,743,000, respectively.

PRE-OPENING COSTS

Expenditures associated with opening new stores are charged to expense as incurred.

REORGANIZATION ITEMS

Reorganization items include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts, and (c) the write off of unamortized financing costs and debt discount in order to record debt subject to the Chapter 11 proceedings at par value.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See discussion in Note 1 concerning uncertainties due to Chapter 11 proceedings.

                         WHEREHOUSE ENTERTAINMENT, INC.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. RESTRUCTURING CHARGES

In response to an increasingly competitive retail environment, the Company began a "re-engineering" project during fiscal 1994 in order to lower costs and provide greater value at lower prices to customers. As part of this project, the Company identified required changes in systems and operations and, therefore, assessed the realizable value of certain assets and the cost of restructuring measures. As a result, in the fourth quarter of fiscal 1994, $14,259,000 in restructuring charges were recorded that included the write off of $8,167,000 in equipment, property and improvements, $3,472,000 in beneficial leasehold interests and $721,000 in other assets as well as the recognition of $1,899,000 for severance payments for employees terminated before January 31, 1994, consultants' fees and other costs related to re-engineering.

4. ACQUISITIONS

During June 1993 and January 1994, the Company agreed to acquire a maximum of 31 store locations (17 at the initial closing) and related assets of The Record Shop, Inc. (Record Shop) and 15 retail stores from Pegasus Music & Video, Inc. (Pegasus) (15 at the initial closing), respectively. The aggregate consideration for transferred assets during fiscal 1994, without inventory, was approximately $6,745,000 for Record Shop and $5,502,000 for Pegasus. The Company accounted for the transactions using the purchase method of accounting. Included in the statement of operations for the Company are the results of all Record Shop and Pegasus stores acquired, effective June 24, 1993 and

                         WHEREHOUSE ENTERTAINMENT, INC.

4. ACQUISITIONS (CONTINUED)

January 14, 1994, respectively, as well as additional stores operated under management contract for the benefit of the Company. The purchase price of each acquisition was allocated to property and equipment, beneficial leaseholds, and store trade name, with the remainder ($4,722,000 - Record Shop and $4,532,000 - Pegasus) recorded as excess cost over fair value of net assets acquired (goodwill). The goodwill balances at January 31, 1995 related to these acquisitions were included in the goodwill impairment loss recognized in the year ended January 31, 1995 as described in Note 1. Aggregate 1994 revenues of the acquired companies from the date of acquisition were $11,768,000. The net effect of the consolidated operations was not significant to the year ended January 31, 1994.

5. FINANCING

As a result of the Chapter 11 proceedings, the unpaid principal of, and interest on, all of the indebtedness of the Company as of the petition date became immediately due and payable in accordance with the terms of the instruments governing such indebtedness.

While the Chapter 11 proceedings are pending, however, the Company is prohibited from making any payments of obligations owing as of the petition date, except as permitted by the Bankruptcy Court and contractual terms of debt obligations have been suspended subject to settlement. Furthermore, the Company is not able to borrow additional funds under any of its pre-petition credit arrangements.

The Company has obtained debtor-in-possession financing with a syndicate of financial institutions whereby a $30,000,000 revolving credit facility (DIP facility), which includes a letter of credit subfacility of $10,000,000, is available to fund working capital, issue letters of credit and make certain other payments during the Chapter 11 proceedings. The DIP facility is available through the earlier of September 1, 1997 or the effective date of a plan of reorganization. The maximum amount available under the DIP facility is subject to a borrowing base limitation equal to 50% of eligible inventory (as defined) and is reduced by any outstanding letters of credit. Borrowings under the DIP facility bear interest, at the Company's option, at either: (a) the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 1/2%) plus 1% (9.5% at January 31, 1996); or (b) the Eurodollar Rate (defined as the rate to first-class banks for dollar deposits in the Eurodollar Market) plus 2.75% (8.125% at January 31, 1996). Interest on

                         WHEREHOUSE ENTERTAINMENT, INC.

5. FINANCING (CONTINUED)

Base Rate loans is payable monthly in arrears. Interest on Eurodollar Rate loans is payable at the end of a one, two or three month interest period, at the Company's option. The Company may convert all or part of the individual loans from Base Rate loans to Eurodollar Rate loans and vice versa, with certain limitations as to timing. The Company pays a commitment fee of 1/2% on the average daily unused portion of the DIP facility. The Company had no outstanding borrowings against the DIP facility at January 31, 1996. At January 31, 1996, the Company had $400,000 of letters of credit outstanding.

Short-term borrowings at January 31, 1995 consisted of amounts borrowed under a $45,000,000 revolving line of credit (with the same lenders that provided the variable rate term note described below) which, prior to the Chapter 11 proceedings, was to expire on January 31, 1998, was subject to the same covenants as the term note and was collateralized by all of the Company's assets except merchandise inventory (see discussion on adversary proceeding pending with the Bankruptcy Court in Note 12) and by a pledge by WEI of all the Company's capital stock. Borrowings bore interest at the rates and terms described for the term note. The Company was also subject to a commitment fee of 1/2% on used borrowings under the line. The weighted average interest rates for the years ended January 31, 1996, 1995 and 1994 were 10.03%, 7.65% and 6.28%, respectively. Borrowings outstanding at January 31, 1996 of $44,820,000, and related accrued interest and commitment fees of $581,000, have been classified as liabilities subject to compromise as there is insufficient collateral to cover the full principal amount outstanding.

Long-term debt, in accordance with its contracted terms, is summarized as follows:

                    DESCRIPTIONS                                 1996               1995
     ---------------------------------------------------------------------------------------
     10-5/8% promissory note                                $   1,847,000      $   1,890,000
     Variable rate term note                                   47,350,000         49,000,000
     13% senior subordinated notes                            110,000,000        110,000,000
     Other                                                        426,000            195,000
     Capital lease obligations (NOTE 10)                        1,880,000          2,618,000
                                                            --------------------------------
                                                              161,503,000        163,703,000
     Less current portion:
       Scheduled repayments                                    (2,655,000)        (9,811,000)
       Long-term debt classified as current                             -       (150,000,000)
     Less amount included as liabilities subject to
       compromise                                            (157,350,000)                 -
                                                            --------------------------------
                                                            $   1,498,000      $   3,892,000
                                                            --------------------------------
                                                            --------------------------------

                         WHEREHOUSE ENTERTAINMENT, INC.

5. FINANCING (CONTINUED)

As a result of the uncertainties relating to the Chapter 11 proceedings, future minimum repayments of long-term debt have not been presented.

Currently, the Company is making principal and interest payments on the DIP facility and on certain pre-petition debt pursuant to Section 1110 of the Bankruptcy Code. No other principal or interest may be paid without the approval of the Bankruptcy Court. The Company accrued interest on its unsecured and undersecured obligations through the petition date; however, due to the uncertainties relating to a final plan of reorganization, the Company ceased accruing interest on such obligations effective on the petition date.

Set forth in the following paragraphs is a description of the terms of the Company's various long-term debt agreements as in effect on the petition date. Such provisions do not necessarily presently govern the respective rights of the Company and the various lenders. Instead, the rights of the parties will likely be determined in connection with the Chapter 11 proceedings currently pending in the Bankruptcy Court.

10-5/8% PROMISSORY NOTE: The original amount of $2,800,000 was payable in monthly installments of $20,000 (including principal and interest) through December 1, 1996, at which time the remaining principal balance was due. The note is collateralized by a deed of trust on land and building with a net book value of approximately $3,035,000 at January 31, 1996 and is assumed to be fully secured.

VARIABLE RATE TERM NOTE: The Company's credit agreement, resulting from the Acquisition, provided for a variable rate term note which was bearing interest at prime rate plus 1-1/2% or Eurodollar Rate plus 3%. These interest rates were subject to a discount based on the Company's ability to maintain certain leverage ratios. Interest on the term note was payable quarterly. At January 31, 1995, the Company had an interest rate protection agreement with a major financial institution covering approximately 40% of the outstanding balance of the term note which limited net interest costs to the Company to a ceiling of 9-1/8% with respect to the balances covered by the agreement. The interest rate protection agreement expired during the year ended January 31, 1996.

The credit agreement was amended on January 27, 1994 to revise certain financial covenants and provide the Company with additional flexibility. In connection with this amendment, MLCP received a fee of $300,000.

                         WHEREHOUSE ENTERTAINMENT, INC.

5. FINANCING (CONTINUED)

This note is collateralized by all of the Company's assets except merchandise inventory (see discussion on adversary proceeding pending with the Bankruptcy Court in Note 12) and by a pledge by WEI of all the Company's capital stock. Principal payments were due in quarterly installments in the following aggregate annual amounts: $9,000,000 in fiscal 1996, $17,000,000 in fiscal 1997 and $23,000,000 in fiscal 1998. However, only $1,650,000 in principal payments were actually made during 1996 due to the Company's financial condition and to the Chapter 11 proceedings ($750,000 of cash collateral usage payments made subsequent to the petition date and approved by the Bankruptcy Court have been reflected as a reduction of the principal balance). Borrowings outstanding at January 31, 1996 of $47,350,000, and related accrued interest of $540,000, have been classified as liabilities subject to compromise because the principal balance is undersecured.

13% SENIOR SUBORDINATED NOTES: The notes were due August 2002 with interest payable semiannually. The notes were noncallable prior to August 1, 1997 and required sinking fund payments of $27,500,000 in August 2000 and 2001. The outstanding principal balance of $110,000,000, and related accrued interest of $7,190,000, have been included in liabilities subject to compromise due to their unsecured nature.

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

FINANCIAL COVENANTS

The Company's various pre-petition loan agreements had covenants which, among other things, required the maintenance of certain financial ratios such as minimum consolidated adjusted EBITDAV (as defined), maximum leverage and minimum fixed charge coverage. In addition, the covenants placed limitations on dividends, capital expenditures, transactions with affiliates, capital lease borrowings and other indebtedness. However, as a result of the automatic stay resulting from the Chapter 11 proceedings, the Company's lenders may not enforce any rights, exercise any remedies or realize on any claims in the event that the Company fails to comply with any of the covenants contained in the various pre-petition loan agreements.

                         WHEREHOUSE ENTERTAINMENT, INC.

5. FINANCING (CONTINUED)

FINANCIAL COVENANTS (CONTINUED)

As of January 31, 1995, $150,000,000 of debt covered by the terms of the loan agreements was reclassified as a current liability due to the violation of a loan covenant and anticipated future violations under loan agreements.

The Company is subject to various financial and other covenants under the terms of the DIP facility including, among other things, minimum EBITDAV (as defined) and limitations on indebtedness, investments, payments of indebtedness and capital expenditures. The Company is in compliance with the DIP facility covenants at January 31, 1996 or has obtained appropriate waivers.

6. FAIR MARKET VALUE

It was not practicable to estimate the fair market value of the Company's pre-petition debt obligations as the Company is currently in Chapter 11 proceedings. The ultimate plan of reorganization could significantly impact the estimated fair value of these obligations. The fair market values of the DIP financing as of January 31, 1996, is estimated to be the same as the amounts reported for such debt in the Company's balance sheet at that date.

7. CONVERTIBLE SUBORDINATED DEBENTURES

In 1986, the Company's predecessor issued $50,000,000 of 6-1/4% convertible subordinated debentures due in 2006.

In conjunction with a prior acquisition of the Company's predecessor in 1988, the Company's predecessor and its Trustee for the convertible subordinated debentures entered into a First Supplemental Indenture, which provides that convertible subordinated debenture holders may convert their debentures into cash and have no other rights under the indenture to convert their debentures into common stock of the Company. As a result of the 1988 acquisition of the Company's predecessor, the subordinated debentures were discounted to fair value. No adjustment was made to the carrying value as a result of the June 1992 Acquisition. The remaining discount was being amortized by the interest

                         WHEREHOUSE ENTERTAINMENT, INC.

7. CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

method over the term of the debentures. During 1996, $322,000 (undiscounted value) of convertible subordinated debentures were redeemed. There were no redemptions in fiscal years 1995 or 1994. At January 31, 1996, the remaining discount was reversed due to the Chapter 11 proceedings and the gross outstanding amount of $5,344,000, and related accrued interest of $196,000, are included with liabilities subject to compromise due to their unsecured nature.

Refer to Note 12 for a discussion of litigation associated with these convertible subordinated debentures.

8. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at January 31, 1996 include the following:

     13% senior subordinated notes                          $110,000,000
     Variable rate term note and revolving line of credit     92,170,000
     Accrued interest                                          8,507,000
     Lease rejection claims                                    6,000,000
     Convertible subordinated debentures                       5,344,000
     Trade and other miscellaneous claims                     56,836,000
                                                            ------------
                                                            $278,857,000
                                                            ------------
                                                            ------------

Liabilities subject to compromise under the Chapter 11 proceedings include substantially all current and long-term debt and trade and other payables as of the petition date. As discussed in Note 1, payment of these liabilities, including the maturity of debt obligations, are stayed while the Company continues to operate as a debtor-in-possession.

As part of the Chapter 11 proceedings, the Company has notified all known or potential claimants for the purpose of identifying all pre-petition claims against the Company. The Bankruptcy Court entered an order setting Mary 15, 1996 as the bar date (the Bar Date) for submission of proofs of claim in the Chapter 11 proceedings. With certain exceptions, a creditor who fails to submit on or before the Bar Date a proof of claim in respect of a claim against the Company is forever barred from asserting such claim against the Company. Additional bankruptcy claims and pre-petition liabilities may arise by termination of various contractual obligations and as certain contingent and/or potentially disputed bankruptcy claims are settled for amounts which differ from those shown on the balance sheet.

                         WHEREHOUSE ENTERTAINMENT, INC.

9. OTHER ACCRUED EXPENSES

Other accrued expenses consists of the following:

                                                1996           1995
                                            --------------------------
     Gift certificate liability             $ 5,138,000    $ 5,018,000
     Payroll and related costs                4,799,000      6,125,000
     Store closing costs                      1,780,000        501,000
     Frequent renter program liability          167,000      3,283,000
     Other                                    6,708,000     11,851,000
                                            --------------------------
                                            $18,592,000    $26,778,000
                                            --------------------------
                                            --------------------------

10. INCOME TAXES

The provision (benefit) for income taxes includes:

                                             YEAR ENDED JANUARY 31
                                      1996           1995          1994
                                 -------------------------------------------
     Current:
       Federal                   $          -    $(1,500,000)  $ (4,390,000)
       State                           17,000              -        (20,000)
                                 -------------------------------------------
                                       17,000     (1,500,000)    (4,410,000)
     Deferred:
       Federal                    (14,187,000)    (5,057,000)   (14,164,000)
       State                       (2,695,000)    (2,249,000)    (4,114,000)
       Valuation allowance         16,882,000     21,813,000      3,611,000
                                 -------------------------------------------
                                            -     14,507,000    (14,667,000)
                                 -------------------------------------------
                                      $17,000    $13,007,000   $(19,077,000)
                                 -------------------------------------------
                                 -------------------------------------------

                         WHEREHOUSE ENTERTAINMENT, INC.

10. INCOME TAXES (CONTINUED)

A reconciliation of the difference between the federal statutory rate and the effective tax rate is summarized as follows:

                                                  YEAR ENDED JANUARY 31
                                               1996       1995       1994
                                            -------------------------------
     Statutory tax rate                       (34.0)%    (34.0)%    (34.0)%
     Permanent tax differences for
       deductions (primarily amortization
       of excess of cost over fair value of
       net assets acquired)                       -       30.5        2.5
     Job tax credits                              -       (2.1)      (1.5)
     State taxes, net of federal benefit          -       (1.0)      (4.0)
     Other                                        -        0.7       (0.1)
     Valuation allowance                       34.0       14.6        5.9
                                            -------------------------------
                                                  -       8.7%      (31.2)%
                                            -------------------------------
                                            -------------------------------

The components of net deferred income taxes at January 31, 1996 are as follows:

     Net current deferred income tax assets (liabilities):
       Merchandise inventory                                    $  3,596,000
       Vacation liability                                            894,000
       Other accrued liabilities                                     115,000
       Prepaid expenses                                             (143,000)
                                                                ------------
                                                                   4,462,000
     Net long-term deferred income tax assets (liabilities):
       Video rental inventory                                      1,312,000
       Equipment and improvements                                  3,251,000
       Store closure liability                                       717,000
       Average rent liability                                      3,810,000
       Federal/state operating loss carryovers                    11,651,000
       Federal/state credit carryovers                             8,588,000
       Deferred compensation                                         564,000
       Other accrued liabilities                                  (4,147,000)
       Capital leases                                                469,000
       Goodwill                                                    3,243,000
       Loan fees                                                   2,708,000
       Rejected executory contracts                                2,408,000
                                                                ------------
                                                                  34,574,000
                                                                ------------
                                                                  39,036,000
       Valuation allowance for deferred tax assets               (42,306,000)
                                                                ------------
     Net deferred income tax liability                          $ (3,270,000)
                                                                ------------
                                                                ------------

                         WHEREHOUSE ENTERTAINMENT, INC.

10. INCOME TAXES (CONTINUED)

The Company has a carryover benefit for job tax and alternative minimum tax credits of $8,588,000 which will expire starting in 2010 and federal net operating loss carryovers of $10,333,000 which expire starting in 2010. For financial reporting purposes, the benefit has been included as a deferred tax asset at January 31, 1996.

During the year ended January 31, 1996, the valuation allowance for deferred tax assets increased by $16,882,000 from $25,424,000 at January 31, 1995 to $46,453,000 at January 31, 1996.

The Company is currently undergoing audits by the Internal Revenue Service for the years ended January 31, 1993, 1994 and 1995 and by the State of California for the years ended January 31, 1992, 1993 and 1994. Management believes that it has made adequate provision in the accompanying financial statements for these audits. Additionally, assessments resulting from the audit will be submitted as claims in the Chapter 11 case.

11. COMMITMENTS

LEASES

The Company leases substantially all of its data processing equipment, retail stores and other facilities. The capital and operating lease agreements expire on various dates through 2013 with renewal options for certain leases. Certain leases provide for payment of real estate taxes and additional rents based on a percentage of sales. The Company has until the earlier of the confirmation of a plan of reorganization or May 30, 1996 to affirm or reject these leases. The Company is in the process of negotiating lease term revisions with its landlords and evaluating each lease in terms of its ongoing operations. To date 25 leases have been affirmed and 62 have been rejected.

                         WHEREHOUSE ENTERTAINMENT, INC.

11. COMMITMENTS (CONTINUED)

LEASES (CONTINUED)

Future minimum annual lease payments under capital and operating leases at January 31, 1996 (including any modifications due to leases rejected and affirmed), which are subject to further modification in the Chapter 11 proceedings, are payable as follows:

                                                              CAPITAL        OPERATING
                                                              LEASES          LEASES
                                                           ----------------------------
     1997                                                   $  879,000     $ 34,938,000
     1998                                                      776,000       33,725,000
     1999                                                      255,000       31,678,000
     2000                                                      123,000       27,868,000
     2001                                                            -       25,848,000
     Thereafter                                                      -      105,805,000
                                                           ----------------------------
     Total future minimum lease payments                     2,033,000     $259,862,000
                                                                           ------------
                                                                           ------------
     Less amounts representing interest                        152,000
                                                           -----------
     Present value of future minimum lease payments          1,881,000
     Less current portion                                      785,000
                                                           -----------
     Long-term obligations under capital leases             $1,096,000
                                                           -----------
                                                           -----------

Rental expense charged to operations was approximately $38,892,000 in fiscal 1996, $43,331,000 in fiscal 1995 and $42,285,000 in fiscal 1994. In addition, real estate taxes and additional rents based on percentage of sales were approximately $2,871,000 in fiscal 1996, $3,158,000 in fiscal 1995 and $2,881,000 in fiscal 1994. The Company subleases a portion of its warehouse in Gardena, California, for an annual rent of $192,000 through March 31, 1997.

Included in equipment and improvements are assets held under capital leases with an original cost to the Company of $4,067,000 at January 31, 1996 and 1995. Capital lease obligations are assumed to be fully secured by the value of the related equipment and improvements.

                         WHEREHOUSE ENTERTAINMENT, INC.

11. COMMITMENTS (CONTINUED)

MANAGEMENT CONSULTING AGREEMENTS

As part of the re-engineering project begun in June 1993, the Company entered into a management consulting agreement with a company whose chairman provided services first by leading the re-engineering project and then as Chairman of the Board and Chief Executive Officer of the Company. The current agreement, as amended on December 31, 1995 and effective as of March 1, 1995, specifies monthly payments of $37,500 and is effective through October 1, 1997. Amounts paid under this agreement were $496,000, $375,000 and $250,000 during fiscal 1996, 1995 and 1994, respectively. Upon signing the amendment, an additional $50,000 was paid.

12. CONTINGENCIES

The Company's contingencies are generally subject to the effects of the Chapter 11 proceedings, which are discussed in Note 1. The following discussion does not purport to reflect or provide for all the consequences of the ongoing Chapter 11 proceedings. Primarily due to the uncertainty concerning the ultimate outcome of the Chapter 11 proceedings, the ultimate liability and effect on the financial statements from such matters cannot currently be determined.

The Company, certain of its former directors, WEI and its investment bankers are defendants in three class action lawsuits; two lawsuits relate to the subordinated debentures outstanding at the time of the acquisition of the Company's predecessor in 1988 and one relates to a pre-1988 potential acquisition of the Company's predecessor, which lawsuit was settled for $350,000 and paid out of the deferred merger consideration discussed below. The lawsuits, among other claims, request unspecified damages. Based upon discovery proceedings to date and the Company's discussions with its trial lawyers, the Company believes that these actions are without merit and they are vigorously defending them.

As part of the Acquisition, approximately $18,750,000 of the merger consideration was deferred and is subject to reduction to the extent the Company incurs certain litigation costs related to the aforementioned class action lawsuits. The fund has a current balance, including accrued interest of $19,300,000.

                         WHEREHOUSE ENTERTAINMENT, INC.

12. CONTINGENCIES (CONTINUED)

Based on management's discussions with its trial lawyers, the Company does not currently believe that any of the foregoing class action lawsuits will have a material adverse effect on the Company. However, if any of these matters were to be determined adversely by a court of law, such determination could have a material adverse effect on the Company.

On November 9, 1995, the Company filed an adversary proceeding with the Bankruptcy Court against one of its secured creditors seeking a declaration that certain collateral in which the creditor has a security interest does not extend to the Company's merchandise inventory. The secured creditor has filed a motion to dismiss the Company's complaint. The Bankruptcy Court has not yet decided on the motions, and discovery has been stayed pending conclusion of negotiations on the Plan. As the Company does not believe it is probable that the creditor's security interest will include merchandise inventory, such creditor's claims have, therefore, been classified as liabilities subject to compromise in the balance sheet as they are undersecured. In the event the Bankruptcy Court found that merchandise inventory did collateralize the creditor's claims, such claims would become fully secured claims.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

13. EMPLOYEE BENEFITS

EXECUTIVE OFFICERS' RETIREMENT PLAN: The Company provides life insurance for the executive officers of the Company, with face values of such policies ranging from $250,000 to $500,000. Upon retirement at the normal retirement age of 65, covered executives are entitled to receive annual payments equal to 10% of the face amount of their life insurance policies for each of the 15 years following retirement. The Company recognized $60,000 of expense in 1996, $27,000 in fiscal 1995 and $20,000 in 1994, under this plan.

                         WHEREHOUSE ENTERTAINMENT, INC.

13. EMPLOYEE BENEFITS (CONTINUED)

EMPLOYEES' SAVINGS RETIREMENT PLAN: In March 1992, the Company established a tax qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 10% of their annual compensation on a pre-tax basis. The Company makes a matching contribution in an amount equal to 50% of the employees' contributions of 1% to 3% of their annual compensation and 25% of the employees' contributions of 4% to 5% of their annual compensation. Matching contributions made by the Company vest 25% per year beginning with the employee's second year of employment. The Company recognized $305,000 in 1996, $381,000 in 1995 and $477,000 in 1994 for
matching costs and administrative costs under the 401(k) Plan.

SEVERANCE AGREEMENTS: In order to retain certain key management employees prior to and during the Chapter 11 proceedings, the Company has established severance agreements with such employees. These agreements would take effect in the event of a change in control of the Company (as defined), which would result in such employees' termination of employment or in a significant reduction in such employees' responsibilities. If such an event occurred, the Company would be liable for payments of up to $2,159,000 under the various severance agreements. In addition, the salary of the Chairman of the Board and Chief Executive Officer of the Company is guaranteed through October 1, 1997.

                         WHEREHOUSE ENTERTAINMENT, INC.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information (unaudited) is as follows (in thousands):

                             NET REVENUE   GROSS PROFIT       NET LOSS
                            --------------------------------------------
  1996 - QUARTER ENDED
    April 30                  $103,976       $ 43,106       $   (7,438)
    July 31                    105,036         41,076          (10,151)
    October 31                  93,100         34,823          (12,048)
    January 31                 131,081         43,792          (14,201)

  1995 - QUARTER ENDED
    April 30                  $113,863       $ 46,505       $   (5,648)
    July 31                    114,324         47,904           (3,729)
    October 31                 112,651         45,919           (6,052)
    January 31                 158,787         61,708         (146,816)


                         WHEREHOUSE ENTERTAINMENT, INC.

15. SUMMARY FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc. is as follows:

                                                    JANUARY 31
                                              1996             1995
                                            ---------------------------
                                                  (IN THOUSANDS)
  Current assets                             $     38       $       64
  Total assets                                     38               64
  Current liabilities                              76               76
  Deficiency in investment in the Company     156,287          112,449
  Total liabilities                           156,363          112,525
  Redeemable common stock                       3,872            3,872
  Notes receivable from shareholders             (660)            (660)
  Contingent shares                              (663)            (663)
  Net income (loss) (exclusive of the net
    loss of the Company)                          (28)              37

WEI has no material assets apart from its ownership of all of the outstanding capital stock of Wherehouse Entertainment, Inc. WEI does not have income from operations.

                         WHEREHOUSE ENTERTAINMENT, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS
                                            BALANCE AT     CHARGED TO
                                             BEGINNING      COSTS AND                    BALANCE AT
               DESCRIPTION                   OF PERIOD      EXPENSES     DEDUCTIONS(1)  END OF PERIOD
- -----------------------------------------------------------------------------------------------------
  Accumulated amortization deducted
    from video rental inventory:
      Company:
        Year ended January 31, 1996         $40,984,000    $24,213,000    $26,291,000    $38,906,000

        Year ended January 31, 1995          38,966,000     26,831,000     24,813,000     40,984,000

        Year ended January 31, 1994          14,703,000     41,392,000     17,129,000     38,966,000



- -------------------------
     (1)  Accumulated amortization on disposition of video rental tapes.