Form 10-Q
period 1996-04-30
WHEREHOUSE ENTERTAINMENT INC
filed 1996-06-14
CIK 50859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1996

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________

                                           to _______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                        Outstanding at
          Class                              April 30, 1996

          Common Stock, $.01 Par Value                10


                                Total of 20 Pages

                                      INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.


                                                                         Page

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               April 30, 1996 (Unaudited) and January 31, 1996                3

               Condensed Statements of Operations -
               Three Months Ended April 30, 1996 and 1995 (Unaudited)         4

               Condensed Statements of Cash Flows -
               Three Months Ended April 30, 1996 and 1995 (Unaudited)         5

               Notes to Condensed Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  9


Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             17

     Item 6.   Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                   20

                                     PART I.

                              FINANCIAL INFORMATION

                         WHEREHOUSE ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                                     April 30      January 31
                                                       1996           1996
                                                  -------------  -------------
                                                   (Unaudited)      Note 1
                                    ASSETS
Current Assets
  Cash                                            $   6,692,000  $   7,353,000
  Receivables                                         1,774,000      1,583,000
  Prepaid inventory deposits                          4,467,000     10,880,000
  Merchandise inventory                              92,515,000     90,951,000
  Other current assets                                4,387,000      4,628,000
                                                  -------------  -------------

      Total current assets                          109,835,000    115,395,000

Rental inventory, net                                15,986,000     14,004,000
Equipment and improvements, net                      33,216,000     37,687,000
Financing costs and leasehold interest, net             997,000        641,000
Other assets                                            718,000        800,000
                                                  -------------  -------------

      Total assets                                $ 160,752,000  $ 168,527,000
                                                  -------------  -------------
                                                  -------------  -------------
                     LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable and accrued expenses              25,605,000     29,040,000
  Current maturities of capital lease obligations
    and long-term debt                                2,657,000      2,655,000
                                                  -------------  -------------

      Total current liabilities                      28,262,000     31,695,000

  Capital lease obligations & long-term debt          1,287,000      1,498,000
  Other long-term liabilities                         9,857,000      9,494,000
  Liabilities subject to compromise (Note 3)        276,629,000    278,857,000
  Deferred income taxes                               3,270,000      3,270,000

Shareholder's equity
  Common stock, $.01 par value, 1,000
    authorized, 10 issued and outstanding               --             --
  Additional paid-in capital                         95,671,000     95,671,000
  Accumulated deficit                              (254,224,000)  (251,958,000)
                                                  -------------  -------------
      Total shareholder's deficit                  (158,553,000)  (156,287,000)
                                                  -------------  -------------
      Total liabilities and shareholder's equity  $ 160,752,000  $ 168,527,000
                                                  -------------  -------------
                                                  -------------  -------------

           See accompanying notes to Condensed Financial Statements

                        WHEREHOUSE ENTERTAINMENT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three           Three
                                                  Months Ended    Months Ended
                                                 April 30, 1996  April 30, 1995
                                                 --------------  --------------

Sales                                             $69,372,000     $ 81,626,000
Rental Revenue                                     18,118,000       22,350,000
                                                  ------------    -------------
                                                   87,490,000      103,976,000

Cost of sales                                      44,971,000       52,360,000
Costs of rentals, including amortization            7,047,000        8,509,000
                                                  ------------    -------------
                                                   52,018,000       60,869,000

Selling, general and administrative expenses       36,717,000       44,402,000
                                                  ------------    -------------

Loss from operations                               (1,245,000)      (1,295,000)

Interest expense                                      189,000        6,265,000
Other income                                          (52,000)        (122,000)
                                                  ------------    -------------

Loss before reorganization items & income taxes    (1,382,000)      (7,438,000)

Reorganization items:
  Professional fees                                   853,000          --
  Provision for store closing costs                    31,000          --
                                                  ------------    -------------
                                                      884,000          --
                                                  ------------    -------------

Loss before income taxes                           (2,266,000)      (7,438,000)
                                                  ------------    -------------

Benefit for income taxes                                    0                0
                                                  ------------    -------------

Net loss                                          $(2,266,000)    $ (7,438,000)
                                                  ------------    -------------
                                                  ------------    -------------

           See accompanying notes to Condensed Financial Statements

                        WHEREHOUSE ENTERTAINMENT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three           Three
                                                              Months Ended    Months Ended
                                                            April 30, 1996  April 30, 1995
                                                            --------------  --------------
Operating activities:
  Net loss                                                    $(2,266,000)    $ (7,438,000)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                               9,388,000       11,408,000
    Book value of rental inventory dispositions                 1,127,000        1,509,000

    Changes in operating assets and liabilities:
      Receivables                                                (191,000)        (923,000)
      Prepaid inventory deposits                                6,413,000
      Merchandise inventory                                    (1,564,000)       5,005,000
      Other current assets                                        241,000          228,000
      Accounts payable, accrued expenses and
       other liabilities                                       (1,555,000)     (17,817,000)
      Liabilities subject to compromise                        (2,228,000)
      Rental inventory purchases                               (9,028,000)       (9,448,000)
                                                              ------------    -------------

        Net cash provided by (used in) operating activities       337,000      (17,476,000)

Investing activities:
  Acquisition of property, equipment and improvements            (392,000)      (2,788,000)
  Decrease (increase) in other assets and intangibles            (397,000)        (128,000)
                                                              ------------    -------------

        Net cash used in investing activities                    (789,000)      (2,916,000)

Financing activities:
  Short-term borrowings                                                 0       24,200,000
  Principal payments on capital lease obligations
   and long-term debt                                            (209,000)      (1,005,000)
                                                              ------------    -------------

        Net cash (used in) provided by financing activities      (209,000)      23,195,000
                                                              ------------    -------------

Net increase (decrease) in cash                                  (661,000)       2,803,000

Cash at beginning of the period                                 7,353,000        1,962,000
                                                              ------------    -------------
Cash at end of the period                                     $ 6,692,000     $  4,765,000
                                                              ------------    -------------
                                                              ------------    -------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $   152,000     $  9,367,000
    Net income taxes                                                2,000                0
    Reorganization items                                          660,000                0

           See accompanying notes to Condensed Financial Statements

                         WHEREHOUSE ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements of Wherehouse Entertainment, Inc. (the "Company") have been prepared by the Company without audit. The condensed balance sheet at January 31, 1996 has been derived from the Company's audited financial statements at that date. Certain footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the accompanying condensed financial statements include all adjustments (consisting only of normal, recurring adjustments) which are considered necessary for a fair presentation. The results of operations for any interim period may not be indicative of the results of the entire year.

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.


2.   REORGANIZATION UNDER CHAPTER 11

     On August 2, 1995 (the "Petition Date"), Wherehouse Entertainment, Inc. (hereafter referred to as Wherehouse or the Company) and WEI Holdings, Inc.
(WEI), the Company's parent, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession subject to the control and supervision of the Bankruptcy Court.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date (pre-petition) are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the pre-petition claims that could be estimated at the date of these financial statements. Such claims are reflected in the April 30, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts. Claims secured against the Company's assets (secured claims) are stayed, although holders of such claims have the right to petition the court for relief from the stay.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor employee wages and benefits and certain other pre-petition obligations necessary for the continuing existence of the Company prior to a plan of reorganization. Generally, unsecured debt does not accrue interest after the petition date. In addition, the Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on most pre-petition debt obligations. Therefore, the Company has discontinued accruing interest on these obligations. Contractual interest would have been $6.5 million higher had the Company continued to accrue interest on these obligations from February 1, 1996 through April 30, 1996.

     As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

     The Company has obtained debtor-in-possession financing with a syndicate of financial institutions whereby a $30,000,000 revolving credit facility ("DIP facility"), which includes a letter of credit subfacility of $10,000,000, is available to fund working capital, issue letters of credit and make certain other payments during Chapter 11 proceedings. The DIP facility is available through the earlier of September 1, 1997 or the effective date of a plan of reorganization. The Company pays a commitment fee of 1/2% on the average daily unused portion of the DIP facility. The Company had no outstanding borrowings against the DIP facility at April 30, 1996. At April 30, 1996, the Company had $400,000 of letters of credit outstanding.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which must be approved by the creditors and confirmed by the Bankruptcy Court, and its ability to meet its business plan and generate sufficient cash flows from operations and financial sources.

     On April 29, 1996 the Company filed a proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Company has until August 27, 1996 to solicit acceptances from its creditors.

     While there can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted, the confirmation and consummation of the Plan would result in a substantially different capital structure for the Company. Such Plan contemplates the issuance of: (a) an aggregate of $20,000,000 in principal amount of 8% unsecured notes due January 31, 2004 and (b) an aggregate of 8,000,000 shares of $.01 par value new common stock in settlement of certain pre-petition claims.

     It is probable that amendments to the Plan will be filed, some of which may be material.

     For a summary of the Plan, reference is made to Note 1 of Notes to Financial Statements, as filed in the Company's Annual Report in Form 10-K for the year ended January 31, 1996.

3.   LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include the following:

                                              April 30,           January 31,
                                                1996                 1996
                                              ---------           ------------
       13% senior subordinated notes          $110,000,000        $110,000,000
       Variable rate term note and revolving
               line of credit                   91,645,000          92,170,000
       Accrued interest                          8,507,000           8,507,000
       Lease rejection claims                    6,000,000           6,000,000
       Convertible subordinated debentures       5,344,000           5,344,000
       Trade and other miscellaneous claims     55,133,000          56,836,000
                                              ------------        ------------
                                              $276,629,000        $278,857,000
                                              ------------        ------------




4.   SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

     Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc., is as follows:


                                              April 30,           January 31,
                                                1996                 1996
                                              ---------           ------------
                                                       (In Thousands)
     Current assets                                 38                   38
     Total assets                                   38                   38
     Current liabilities                            76                   76
     Deficiency in investment in the Company   158,553              156,287
     Total liabilities                         158,629              156,363
     Redeemable common stock                     3,872                3,872
     Notes receivable from shareholders           (660)                (660)
     Contingent shares                            (663)                (663)


                                                 For the Three Months Ended
                                              April 30,            April 30,
                                                1996                  1995
                                              ---------            ----------
                                                      (In Thousands)
     Net Income                                      0                   10

     WEI holds all of the capital stock of the Company and, in turn, is owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (91.8% on a fully diluted basis) and certain members of management (8.2% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets apart from its investment in the capital stock of the Company.

     On August 2, 1995, WEI filed a voluntary Petition for relief under Chapter 11 of Title 11 of the United States Code. See Note 2 above.

                         WHEREHOUSE ENTERTAINMENT, INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

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

     As of the Petition Date, payment of pre-petition liabilities to the senior lenders, bondholders and unsecured creditors of the Company and WEI, and pending litigation against the Company and/or WEI are stayed while they continue their business operations as debtors-in-possession.

     As a result of the filing, the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures was suspended effective August 1, 1995. Interest expense on the above debt would have been $6.5 million higher had it continued to accrue from the period of February 1, 1996 through April 30, 1996.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company reviewed all of its store operating results and as a consequence of that process the Company requested and received approval to reject 63 real property leases (62 store leases and one office lease). In addition, five other stores have been closed since the filing. Other property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

     Since the filing, the Company has also obtained lease concessions, primarily reductions in base rent and other charges, for a number of its leases. Based upon these reductions, the Company sought and obtained Court approval for the assumption of 23 renegotiated store leases on February 27, 1996. In addition, two other store leases were assumed prior to the sale of those stores in March 1996. Other real property leases and certain executory contracts may be assumed in the future subject to Bankruptcy Court approval.

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

     On September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a debtor-in-possession ("DIP") financing facility. The DIP facility provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory. The DIP facility also requires that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. A final order authorizing borrowing on the DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. As of April 30, 1996, the Company was in compliance with all DIP facility covenants or had obtained appropriate waivers.

     On April 29, 1996 the Company filed a proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court, see Note 2 to Notes to Condensed Financial Statements, above. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted. The Company has until August 27, 1996 to solicit acceptances to the Plan from its creditors.

     Since the filing, the Company has closed 68 stores (49 stores during fiscal year 1996 and 19 stores during the quarter ended April 30, 1996). Total store count at April 30, 1996 was 282.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED APRIL 30, 1996 AND APRIL 30, 1995

     Net revenues were $87.5 million and $104.0 million for the quarters ended April 30, 1996 and 1995, respectively. The Company believes that the decrease of $16.5 million, or 15.9%, was principally due to the closing of 53 stores during fiscal year 1996 and 19 stores during the months of February and March of fiscal year 1997, as well as continued competitive and economic pressures in certain of the Company's markets.

     Net merchandise sales were $69.4 million versus $81.6 million for the quarters ended April 30, 1996 and 1995, respectively, representing an overall decrease of 15.0%. On a same-store basis, however, net merchandise sales declined by 7.0% during the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used compact discs.

     A summary of total net merchandise sales and rental revenues, by product category, is provided below:


                    NET MERCHANDISE SALES AND RENTAL REVENUES
                             BY MERCHANDISE CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                                Quarter Ended
                                                                  April 30,
                                                             1996         1995
                                                            ------       ------
Net Merchandise Sales:
     Compact discs (including used compact discs)           $46.7        $ 49.7
     Cassettes and other music                               12.1          17.3
                                                            -----        ------
          Total music                                        58.8          67.0
     Sales of new videocassettes                              5.0           6.3
     Video game software and hardware, general
         merchandise, accessories, ticket commissions
         and other                                            5.6           8.3
                                                            -----        ------
          Total merchandise sales                            69.4          81.6
Videocassette and other rental income                        18.1          22.4
                                                            -----        ------
               Total revenues                               $87.5        $104.0

     Rental income includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 231 of the Company's stores currently offer rental products. Rental income was $18.1 million versus $22.4 million during the quarters ended April 30, 1996 and 1995, respectively, representing a decrease of $4.3 million or 18.9%. On a same-store basis rental income decreased approximately 14.6% as compared to the prior year. The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the quarter ended April 30, 1996, the Company decreased its purchases of video rental product by $0.4 million or 4.4% versus the same quarter of the prior year.

     The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 68 stores since the bankruptcy filing, and as a result of the closure of any additional stores that may be approved by the Court during the remainder of the bankruptcy case.

     Cost of sales decreased $7.4 million to $45.0 million for the quarter ended April 30, 1996 versus $52.4 million for the quarter ended April 30, 1995, representing a decrease of 14.1%. As a percentage of net merchandise sales, costs of sales increased 0.7% to 64.8% during the quarter ended April 30, 1996 versus 64.1% during the quarter ended April 30, 1995. The 0.7% increase in cost of sales as a percentage of net merchandise sales was principally due to increased merchandise return costs and lower prompt payment discounts on merchandise inventory purchases.

     Cost of rentals, including amortization, decreased to $7.0 million during the quarter ended April 30, 1996, a decrease of $1.5 million or 17.2%, versus $8.5 million during the quarter ended April 30, 1995. As a percentage of rental income, cost of rentals increased to 38.9% during the quarter ended April 30, 1996 versus 38.1% during the quarter ended April 30, 1995, representing an increase of 0.8%. The 0.8% increase in cost of rentals, including amortization, is primarily attributable to higher amortization and shrinkage as a percentage of revenue offset by other factors.

     Merchandise sales as a percentage of aggregate net revenues increased 0.8% to 79.3% during the quarter ended April 30, 1996 versus 78.5% during the quarter ended April 30, 1995.

     Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores have increased their retail store presence in the Company's markets. This trend may continue and it is anticipated the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition will result in continued pressure on revenues and gross profit margins.

     Selling, general and administrative expenses, were $36.7 million versus $44.4 million for the quarters ended April 30, 1996 and 1995, respectively, a decrease of $7.7 million or 17.3%. As a percentage of net revenues, selling, general and administrative expenses, were 42.0% during the quarter ended April 30, 1996 versus 42.7% during the quarter ended April 30, 1995, representing a decrease of 0.7%. The 0.7% decrease was principally due to a reduction in advertising expense. During the quarter, rent and occupancy costs decreased in absolute dollars by $2.3 million. Further decreases may be experienced as a result of the rejection of additional real property leases during the bankruptcy case.

     Interest expense (net of interest income) decreased $6.1 million to $0.2 million for the quarter ended April 30, 1996 versus $6.3 million for the quarter ended April 30, 1995. The decrease was primarily attributable to the suspension of the accrual of interest following the filing of bankruptcy on August 2, 1995, as noted previously.

     Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter, the Company reported total reorganization items of $0.9 million which was primarily comprised of professional fees. Reorganization items are expected to continue in future periods as a result of the bankruptcy case.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended April 30, 1996 and 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

     The Company is currently under audit by the Internal Revenue Service ("IRS") for tax years January 31, 1993, 1994, and 1995, and by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for these two audits.

     In conjunction with the above-mentioned audits, the IRS and FTB have filed proofs of claim in the bankruptcy court in the amounts of $52.1 million and $10.6 million, respectively, for allegedly unpaid income taxes during the years under audit. These claims, if allowed, would become pre-petition claims and as such would be paid out at the end of the bankruptcy case. While the Company believes that the ultimate allowed amount of these claims will constitute a small fraction of the claimed amount, there can be no assurance as to the final outcome of these claims.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended April 30, 1996, the Company's net cash used in operating activities declined by $17.8 million to cash provided of $0.3 million from cash used of $17.5 million, due to lower decreases in accounts payable, accrued expenses and other liabilities of $16.3 million, a decrease in prepaid inventory deposits of $6.4 million and other factors ($1.7 million). Offsetting the above items was a lower decrease in merchandise inventory of $6.6 million.

     Cash used in investing activities decreased by $2.1 million to $0.8 million during the quarter ended April 30, 1996 from $2.9 million during the quarter ended April 30, 1995, principally due to decreased acquisitions of property, equipment and improvements. While at the present time the Company does not have any plans that materially alter the level of its planned capital spending, such capital spending will be subject to future availability of funds and other liquidity concerns.

     Cash provided by financing activities decreased by $23.4 million from $23.2 million provided during the quarter ended April 30, 1995 to $0.2 million used in the quarter ended April 30, 1996 principally due to decreased short-term borrowings.

     While the Company believes that the current DIP borrowing facility (see
Note 2 under Notes to Condensed Financial Statements) is adequate to support operations for the remainder of the current fiscal year, there can be no assurance as to the effect which any future changes in the Company's operations (such as closed stores or material changes in interest rates) may have on its liquidity.

     As of April 30, 1996 the Company has not signed any lease commitments to open new stores during the next twelve months, or any other material commitments outside those referenced earlier.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          (i)  Bankruptcy filing.

          On February 27, 1996, the Bankruptcy Court approved the assumption by the Company and WEI of 25 of the Company's renegotiated store leases pursuant to section 365(a) of the U.S. Bankruptcy Code. By a series of orders dated February 29, 1996, March 8, 1996 and May 16, 1996, the Bankruptcy Court approved the rejection of seventeen store leases, bringing the total number of leases rejected during the chapter 11 case to 63 leases (covering 62 stores and one administrative office). On March 29, 1996, the Bankruptcy Court approved the rejection of the Company's long distance telecommunications services contract with its former provider, ADNET.

          By the order dated March 4, 1996, the Bankruptcy Court set May 15, 1996 as the bar date by which all proofs of claims for any prepetition claim against the Company or WEI must be filed with the Bankruptcy Court. On May 13, 1996, the Bankruptcy Court supplemented this order to provide that, as to any lessors of non-residential real property, such creditors may file a claim, whether arising prepetition or postpetition, on the later of May 15, 1996 or thirty days after an order is entered approving the rejection or assumption of such lessor's lease.

          On March 6, 1996, the Bankruptcy Court authorized the employment and retention of Troop Meisinger Steuber & Pasich, LLP as special corporate counsel to the Company and WEI NUNC PRO TUNC to August 2, 1995. On April 1, 1996, the Bankruptcy Court approved the retention and employment of two additional professionals, Herbert Mines Associates, Inc. as executive search firm and American Appraisal Associates, Inc. as appraiser to the Company and WEI.

          On March 25, 1996, the Bankruptcy Court approved the sale of two of the Company's stores in Utah and the assumption and assignment of the two stores leases for such stores to the buyer in connection with such sale.

          On April 29, 1996, the Company and WEI filed a Chapter 11 Plan of Reorganization ("Plan") with the Bankruptcy Court. On May 15, 1996, the Company and WEI filed a Disclosure Statement for the Plan.

          On May 16, 1996, the Bankruptcy Court granted the Debtors' motion to extend the Debtors' exclusive periods pursuant to section 1121 of the U.S. Bankruptcy Code to file a plan and to obtain acceptances for such a plan through June 28, 1996 and August 27, 1996, respectively. The Bankruptcy Court also signed an interim order extending the time within which the Company must assume or reject its nonresidential real property leases. A motion to extend such period through August 27, 1996 is currently pending before the Bankruptcy Court and is scheduled for a hearing on June 18, 1996.

          (ii) McMahan and Related Actions.


          On March 14, 1996, defendants filed a petition for certiorari in the United States Supreme Court requesting that the court reverse the Second Circuit's ruling that plaintiffs may seek to recover benefit-of-the-bargain damages under Section 10(b) of the Exchange Act. On May 13, 1996 defendants' petition for certiorari was denied.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27.0 Financial Data Schedule

          (b)  Current Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WHEREHOUSE ENTERTAINMENT, INC.


Date:     June 14, 1996                 /s/ Jerry E. Goldress
                                        ----------------------
                                        JERRY E. GOLDRESS
                                        Chairman of the Board and Chief
                                        Executive Officer, and Director
                                        (Principal Executive Officer)


Date:     June 14, 1996                 /s/ Henry Del Castillo
                                        -----------------------
                                        HENRY DEL CASTILLO
                                        Vice President, Chief Financial
                                        Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)