Form 10-Q
period 1996-07-31
WHEREHOUSE ENTERTAINMENT INC
filed 1996-09-16
CIK 50859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [ X ]    No  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
          CLASS                              JULY 31, 1996

          Common Stock, $.01 Par Value             10


                             Total of 23 Pages

                                      INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.



                                                                          PAGE

Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                   Condensed Balance Sheets -
                   July 31, 1996 (Unaudited) and January 31, 1996           3

                   Condensed Statements of Operations -
                   Three Months Ended July 31, 1996 and 1995 (Unaudited)
                   Six Months Ended July 31, 1996 and 1995 (Unaudited)      4

                   Condensed Statements of Cash Flows -
                   Six Months Ended July 31, 1996 and 1995 (Unaudited)      5

                   Notes to Condensed Financial Statements                  6

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11


Part II.  OTHER INFORMATION

        Item 1.    Legal Proceedings                                       20

        Item 6.    Exhibits and Reports on Form 8-K                        22


SIGNATURES                                                                 23

                                    PART I.

                             FINANCIAL INFORMATION

                        WHEREHOUSE ENTERTAINMENT, INC.
                           CONDENSED BALANCE SHEETS



                                                                 JULY 31     JANUARY 31
                                                                   1996         1996
                                                               ----------    ----------
                                                               (UNAUDITED)      NOTE 1
                        ASSETS
Current Assets
   Cash                                                        $   7,279,000  $   7,353,000
   Receivables                                                     1,814,000      1,583,000
   Prepaid inventory deposits                                      5,217,000     10,880,000
   Merchandise inventory                                          91,179,000     90,951,000
   Other current assets                                            3,494,000      4,628,000
                                                               -------------  -------------
        Total current assets                                     108,983,000    115,395,000

Rental inventory, net                                             14,618,000     14,004,000
Equipment and improvements, net                                   31,040,000     37,687,000
Financing costs and leashold interest, net                         1,019,000        641,000
Other assets                                                         567,000        800,000
                                                               -------------  -------------

        Total assets                                           $ 156,227,000  $ 168,527,000
                                                               -------------  -------------
                                                               -------------  -------------

              LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Accounts payable and accrued expenses                          28,155,000     29,040,000
   Current maturities of capital lease obligations
    and long-term debt                                             2,659,000      2,655,000
                                                               -------------  -------------

        Total current liabilities                                 30,814,000     31,695,000

   Capital lease obligations & long-term debt                      1,074,000      1,498,000
   Other long-term liabilities                                    10,220,000      9,494,000
   Liabilities subject to compromise (Note 3)                    277,412,000    278,857,000
   Deferred income taxes                                           3,270,000      3,270,000
                                                               -------------  -------------

Shareholder's Equity
   Common stock, $.01 par value, 1,000 authorized,
    10 issued and outstanding                                         --            --
   Additional paid-in capital                                     95,671,000     95,671,000
   Accumulated deficit                                          (262,234,000)  (251,958,000)
                                                               -------------  -------------
        Total shareholder's deficit                             (166,563,000)  (156,287,000)
                                                               -------------  -------------
        Total liabilities and shareholder's equity             $ 156,227,000  $ 168,527,000
                                                               -------------  -------------
                                                               -------------  -------------


          See accompanying notes to Condensed Financial Statements.

                        WHEREHOUSE ENTERTAINMENT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                  THREE           THREE            SIX            SIX
                                               MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                                              JULY 31, 1996   JULY 31, 1995   JULY 31, 1996  JULY 31, 1995
                                              -------------   -------------   -------------  -------------
Sales                                          $68,339,000     $82,613,000     $137,712,000   $164,239,000
Rental Revenue                                  19,331,000      22,423,000       37,449,000     44,773,000
                                               -----------     -----------     ------------   ------------
                                                87,670,000     105,036,000      175,161,000    209,012,000

Cost of sales                                   44,967,000      53,707,000       89,938,000    106,068,000
Cost of rentals, including amortization         10,870,000      10,253,000       17,917,000     18,761,000
                                               -----------     -----------     ------------   ------------
                                                55,837,000      63,960,000      107,855,000    124,829,000

Selling, general and administrative expenses    37,724,000      44,461,000       74,441,000     88,863,000
                                               -----------     -----------     ------------   ------------

Loss from operations                            (5,892,000)     (3,385,000)      (7,135,000)    (4,680,000)


Interest expense                                   124,000       6,774,000          313,000     13,039,000
Other income                                       (41,000)         (8,000)         (93,000)      (130,000)
                                               -----------     -----------     ------------   ------------

Loss before reorganization items &
  income taxes                                  (5,974,000)    (10,151,000)      (7,355,000)   (17,589,000)

Reorganization items:
   Professional fees                               923,000          --            1,776,000         --
   Provision for store closing costs             1,113,000          --            1,145,000         --
                                               -----------     -----------     ------------   ------------
                                                 2,036,000          --            2,921,000         --
                                               -----------     -----------     ------------   ------------

Loss before income taxes                        (8,010,000)    (10,151,000)     (10,276,000)   (17,589,000)

Benefit for income taxes                                 0               0                0              0
                                               -----------    ------------     ------------   ------------

Net loss                                       $(8,010,000)   $(10,151,000)    $(10,276,000)  $(17,589,000)
                                               -----------    ------------     ------------   ------------
                                               -----------    ------------     ------------   ------------

           See accompanying notes to Condensed Financial Statements.

                        WHEREHOUSE ENTERTAINMENT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                   SIX            SIX
                                                               MONTHS ENDED    MONTHS ENDED
                                                              JULY 31, 1996   JULY 31, 1995
                                                              -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                   $(10,276,000)    $(17,589,000)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
        Depreciation and amortization                           19,378,000       22,817,000
        Book value of rental inventory dispositions              3,447,000        4,700,000

        Changes in operating assets and liabilities:
            Receivables                                           (231,000)         800,000
            Prepaid inventory deposits                           5,663,000                0
            Merchandise inventory                                 (228,000)      15,369,000
            Other current assets                                 1,134,000          563,000
            Accounts payable, accrued expenses and
             other liabilities                                     979,000      (22,817,000)
            Liabilities subject to compromise                   (1,445,000)               0
            Rental inventory purchases                         (18,530,000)     (19,828,000)
                                                              ------------     ------------

               Net cash provided by (used in)
                 operating activities                            1,891,000      (15,985,000)

INVESTING ACTIVITIES:
   Acquisition of property, equipment and improvements          (1,161,000)      (5,376,000)
   Increase in other assets and intangibles                       (384,000)        (315,000)
                                                              ------------     ------------

               Net cash used in investing activities            (1,545,000)      (5,691,000)

FINANCING ACTIVITIES:
   Short-term borrowings                                                 0       28,800,000
   Subordinated debenture redemptions                                    0         (163,000)
   Principal payments on capital lease obligations
     and long-term debt                                           (420,000)      (1,299,000)
                                                              ------------     ------------

               Net cash (used in) provided by
                financing activities                              (420,000)      27,338,000
                                                              ------------     ------------

Net increase (decrease) in cash                                    (74,000)       5,662,000

Cash at beginning of the period                                  7,353,000        1,962,000
Cash as end of the period                                     $  7,279,000     $  7,624,000
                                                              ------------     ------------
                                                              ------------     ------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                              $    276,000     $ 11,274,000
        Net income taxes                                             2,000                0
        Reorganization items                                     2,105,000                0



          See accompanying notes to Condensed Financial Statements.

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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date (pre-petition) are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the pre-petition claims that could be estimated at the date of these financial statements. These claims are reflected in the July 31, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts. Claims secured against the Company's assets (secured claims) are stayed, although holders of such claims have the right to petition the court for relief from the stay.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor employee wages and benefits and certain other pre-petition obligations necessary for the continuing existence of the Company prior to approval of a plan of reorganization. Generally, unsecured debt does not accrue interest after the petition date. In addition, the Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on most pre-petition debt obligations. Therefore, the Company has discontinued accruing interest on these obligations. Contractual interest would have been $13.0 million higher had the Company continued to accrue interest on these obligations from February 1, 1996 through July 31, 1996.


       As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

     The Company has obtained debtor-in-possession financing from a syndicate of financial institutions whereby a $30,000,000 revolving credit facility ("DIP facility"), which includes a letter of credit subfacility of $10,000,000, is available to fund working capital, issue letters of credit and make certain other payments during Chapter 11 proceedings. The DIP facility is available through the earlier of September 1, 1997 or the effective date of a plan of reorganization. The Company pays a commitment fee of 1/2% on the average daily unused portion of the DIP facility. The Company had no outstanding borrowings against the DIP facility at July 31, 1996. At July 31, 1996, the Company had $400,000 of letters of credit outstanding.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, the Company, in the normal course of business, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which must be approved by the creditors and confirmed by the Bankruptcy Court, and the Company's ability to meet its business plan and generate sufficient cash flows from operations and financial sources.

     On April 29, 1996 the Company filed a proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Company has until November 27, 1996 to solicit acceptances from its creditors.

     While there can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted, the confirmation and consummation of the Plan would result in a substantially different capital structure for the Company. The Plan contemplates the issuance of:

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

3.   LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include the following:

                                           JULY 31,            JANUARY 31,
                                             1996                 1996
                                         ------------         ------------
       13% senior subordinated notes     $110,000,000         $110,000,000
       Variable rate term note and
         revolving line of credit          90,961,000           92,170,000
       Accrued interest                     8,507,000            8,507,000
       Lease rejection claims               6,000,000            6,000,000
       Convertible subordinated
         debentures                         5,344,000            5,344,000
       Trade and other miscellaneous
         claims                            56,600,000           56,836,000
                                         ------------         ------------
                                         $277,412,000         $278,857,000
                                         ------------         ------------
                                         ------------         ------------



4.   SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

     Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc., is as follows:


                                           JULY 31,          JANUARY 31,
                                             1996               1996
                                          ---------          ------------
                                                 (In Thousands)
     Current assets                      $     38              $     38
     Total assets                              38                    38
     Current liabilities                       76                    76
     Deficiency in investment in the
       Company                            166,563               156,287
     Total liabilities                    166,639               156,363
     Redeemable common stock                3,872                 3,872
     Notes receivable from shareholders      (660)                 (660)
     Contingent shares                       (663)                 (663)


                                           FOR THE SIX MONTHS ENDED

                                            JULY 31,           JULY 31,
                                              1996               1995
                                           ---------           --------
                                                  (In Thousands)
     Net Income                              $   0              $   10

     WEI holds all of the capital stock of the Company and, in turn, is currently owned by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") (91.8% on a fully diluted basis) and certain members of management (8.2% on a fully diluted basis). Currently, WEI conducts no independent operations and has no significant assets apart from its investment in the capital stock of the Company.

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

     As a result of the filing, the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures was suspended effective August 1, 1995. Interest expense on the above debt would have been $13.0 million higher had it continued to accrue from the period of February 1, 1996 through July 31, 1996. The above debt has also become "Subject to Compromise" and has been classified as such on the Company's balance sheet.

     In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company reviewed all of its store operating results and as a consequence of that process the Company requested and received approval to reject 63 real property leases (62 store leases and one office lease). In addition, eight other stores have been closed since the filing. Other property leases and certain executory contracts may be rejected in the future, subject to Bankruptcy Court approval.

     The Company has obtained lease concessions, primarily reductions in base rent and other charges, for a number of its leases. Based upon these reductions, the Company has obtained Court approval for the assumption of 24 renegotiated store leases since the filing. On March 25, 1996, two other store leases were assumed prior to their sale on the same date. Other real property leases and certain executory contracts may be assumed in the future, subject to Bankruptcy Court approval.

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

     On September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a debtor-in-possession ("DIP") financing facility. The DIP facility provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory. The DIP facility also requires that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. A final order authorizing borrowing on the DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. As of July 31, 1996, the DIP financing facility was amended to modify certain financial covenants contained therein. The Company was in compliance with all DIP facility covenants, as amended, at July 31, 1996, or had obtained appropriate waivers.

     On April 29, 1996 the Company filed a proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court, see Note 2 to Notes to Condensed Financial Statements, above. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court in exactly the form submitted. The Company has until November 27, 1996 to solicit acceptances to the Plan from its creditors.

     During the period ended July 31, 1996, management approved a plan to close an additional 20 stores in the subsequent quarter. Pursuant to that, the Company recorded a provision for store closing costs of $1.1 million as a reorganization item in the quarter ended July 31, 1996.

     Since the filing, the Company has closed 70 stores (49 stores during fiscal year 1996 and 21 stores during the six months ended July 31, 1996). Total store count at July 31, 1996 was 280.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED JULY 31, 1996 AND JULY 31, 1995

     Net revenues were $87.7 million and $105.0 million for the quarters ended July 31, 1996 and 1995, respectively. The Company believes that the decrease of $17.3 million, or 16.5%, was principally due to the closing of 53 stores during fiscal year 1996 and 21 stores during the first six months of fiscal year 1997, as well as continued competitive and economic pressures in certain of the Company's markets.

     A summary of total net revenues, by product category, is provided below:



                                  NET REVENUES
                               BY PRODUCT CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                          QUARTER ENDED
                                                             JULY 31,
                                                        1996           1995
                                                        ----           ----
Net Merchandise Sales:
     Compact discs (including used compact discs)       $47.6           $51.4
     Cassettes and other music                           11.5            18.5
                                                        -----          ------
          Total music                                    59.4            69.9
     Sales of new videocassettes                          3.7             4.3
     Video game software and hardware, general
         merchandise, accessories, ticket commissions
         and other                                        5.2             8.4
                                                        -----          ------
          Total merchandise sales                        68.3            82.6
Videocassette and other rental income                    19.3            22.4
                                                        -----          ------
               Total revenues                           $87.7          $105.0
                                                        -----          ------


     Net merchandise sales were $68.3 million versus $82.6 million for the quarters ended July 31, 1996 and 1995, respectively, representing an overall decrease of 17.3%. On a same-store basis, however, net merchandise sales declined by 6.6% during the quarter ended July 31, 1996 as compared to the quarter ended July 31, 1995. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used products.

     Rental income includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 229 of the Company's stores currently offer rental products. Rental income was $19.3 million versus $22.4 million during the quarters ended July 31, 1996 and 1995, respectively, representing a decrease of $3.1 million or 13.8%. On a same-store basis, rental income decreased approximately 9.1% as compared to the prior year. The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the quarter ended July 31, 1996, the Company decreased its purchases of video rental product by $0.9 million or 8.5% versus the same quarter of the prior year.

     The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 70 stores since the bankruptcy filing, and as a result of the closure of any additional stores that may be approved by the Court during the remainder of the bankruptcy case.

     Cost of sales decreased $8.7 million to $45.0 million for the quarter ended July 31, 1996 versus $53.7 million for the quarter ended July 31, 1995, representing a decrease of 16.3%. As a percentage of net merchandise sales, costs of sales increased 0.8% to 65.8% during the quarter ended July 31, 1996 versus 65.0% during the quarter ended July 31, 1995. The 0.8% increase in cost of sales as a percentage of net merchandise sales was principally due to increased merchandise return costs, lower prompt payment discounts on merchandise inventory purchases and an increase in the provision for obsolescence.

     Cost of rentals, including amortization, increased to $10.9 million during the quarter ended July 31, 1996, an increase of $0.6 million or 6.0%, versus $10.3 million during the quarter ended July 31, 1995. As a percentage of rental income, cost of rentals increased to 56.2% during the quarter ended July 31, 1996 versus 45.7% during the quarter ended July 31, 1995, representing an increase of 10.5%. The 10.5% increase in cost of rentals, including amortization, is primarily attributable to costs related to the increased liquidation of used rental inventory and to a lesser extent, higher amortization and shrinkage.

     Merchandise sales as a percentage of aggregate net revenues decreased 0.7% to 78.0% during the quarter ended July 31, 1996 versus 78.7% during the quarter ended July 31, 1995.

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

     Selling, general and administrative expenses, were $37.7 million versus $44.5 million for the quarters ended July 31, 1996 and 1995, respectively, a decrease of $6.7 million or 15.1%. As a percentage of net revenues, selling, general and administrative expenses, were 43.0% during the quarter ended July 31, 1996 versus 42.3% during the quarter ended July 31, 1995, representing an increase of 0.7%. The 0.7% increase was principally due to increases as a percentage of revenue in payroll, other variable expense and depreciation. During the quarter, rent and occupancy costs decreased in absolute dollars by $2.9 million. Further decreases may be experienced as a result of the rejection of additional real property leases during the bankruptcy case.

     Interest expense (net of interest income) decreased $6.7 million to $0.1 million for the quarter ended July 31, 1996 versus $6.8 million for the quarter ended July 31, 1995. The decrease was primarily attributable to the suspension of the accrual of interest following the filing of bankruptcy on August 2, 1995, as noted previously.

     Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter, the Company reported total reorganization items of $2.0 million which was comprised of professional fees of $0.9 million and store closing costs of $1.1 million. Reorganization items are expected to continue in future periods as a result of the bankruptcy case.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended July 31, 1996 and 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

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

FOR SIX MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995

     Net revenues were $175.2 million and $209.0 million for the six months ended July 31, 1996 and 1995, respectively. The Company believes that the decrease of $33.8 million, or 16.2%, was principally due to the closing of 53 stores during fiscal year 1996 and 21 stores during the first six months of fiscal year 1997, as well as continued competitive and economic pressures in certain of the Company's markets.

     A summary of total net revenues, by product category, is provided below:


                                  NET REVENUES
                               BY PRODUCT CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                         SIX MONTHS ENDED
                                                              JULY 31,
                                                        1996            1995
                                                        -----          ------
Net Merchandise Sales:
     Compact discs (including used compact discs)       $ 92.7          $100.3
     Cassettes and other music                            25.0            36.6
                                                        ------          ------
          Total music                                    117.7           136.9
     Sales of new videocassettes                           3.0            10.5
     Video game software and hardware, general
         merchandise, accessories, ticket commissions
         and other                                        17.0            16.8
                                                        ------          ------
          Total merchandise sales                        137.7           164.2
Videocassette and other rental income                     37.4            44.8
                                                        ------          ------
               Total revenues                           $175.2          $209.0
                                                        ------          ------


     Net merchandise sales were $137.7 million versus $164.2 million for the six months ended July 31, 1996 and 1995, respectively, representing an overall decrease of 16.2%. On a same-store basis, however, net merchandise sales declined by 6.8% during the six months ended July 31, 1996 as compared to the six months ended July 31, 1995. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used compact discs.

     Rental income was $37.4 million versus $44.8 million during the six months ended July 31, 1996 and 1995, respectively, representing a decrease of $7.3 million or 16.4%. On a same-store basis, rental income decreased approximately 11.9% as compared to the prior year. The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the six months ended July 31, 1996, the Company decreased its purchases of video rental product by $1.3 million or 6.5% versus the same six months of the prior year.

     Cost of sales decreased $16.1 million to $89.9 million for the six months ended July 31, 1996 versus $106.1 million for the six months ended July 31, 1995, representing a decrease of 15.2%. As a percentage of net merchandise sales, costs of sales increased 0.7% to 65.3% during the six months ended July 31, 1996 versus 64.6% during the six months ended July 31, 1995. The 0.7% increase in cost of sales as a percentage of net merchandise sales was principally due to increased merchandise return costs and lower prompt payment discounts on merchandise inventory purchases.

     Cost of rentals, including amortization, decreased to $17.9 million during the six months ended July 31, 1996, a decrease of $0.9 million or 4.5%, versus $18.8 million during the six months ended July 31, 1995. As a percentage of rental income, cost of rentals increased to 47.8% during the six months ended July 31, 1996 versus 41.9% during the six months ended July 31, 1995, representing an increase of 5.9%. The 5.9% increase in cost of rentals, including amortization, is primarily attributable to higher amortization, shrinkage and costs related to the increased liquidation of used rental inventory.

     Merchandise sales as a percentage of aggregate net revenues was 78.6% and was unchanged from the period ended July 31, 1995 to the period ended July 31, 1996.

     Selling, general and administrative expenses, were $74.4 million versus $88.9 million for the six months ended July 31, 1996 and 1995, respectively, a decrease of $14.4 million or 16.2%. As a percentage of net revenues, selling, general and administrative expenses, were 42.5% and did not change during the six months ended July 31, 1996 versus the six months ended July 31, 1995. During the six months, rent and occupancy costs decreased in absolute dollars by $5.2 million. Further decreases may be experienced as a result of the rejection of additional real property leases during the bankruptcy case.

     Interest expense (net of interest income) decreased $12.7 million to $0.2 million for the six months ended July 31, 1996 versus $12.9 million for the six months ended July 31, 1995. The decrease was primarily attributable to the suspension of the accrual of interest following the filing of bankruptcy on August 2, 1995, as noted previously.

     Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the six months, the Company reported total reorganization items of $2.9 million which was comprised of professional fees of $1.8 million and store closing costs of $1.1 million. Reorganization items are expected to continue in future periods as a result of the bankruptcy case.

     Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the six months ended July 31, 1996 and 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.



LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended July 31, 1996, the Company's net cash provided by operating activities increased by $17.9 million to cash provided of $1.9 million from cash used of $16.0 million. The increase of $17.9 million was due to lower decreases in accounts payable, accrued expenses and other liabilities of $23.8 million, a lower net loss of $7.3 million (due primarily to a reduction in interest expense of $12.7 million), a cash increase resulting from lower prepaid inventory deposits of $5.7 million, offset by lower decreases in merchandise inventories of $15.6 million and other factors ($3.3 million).

     Cash used in investing activities decreased by $4.2 million to $1.5 million during the six months ended July 31, 1996 from $5.7 million during the six months ended July 31, 1995, principally due to decreased acquisitions of property, equipment and improvements. While at the present time the Company does not have any plans that materially alter the level of its planned capital spending, such capital spending will be subject to future availability of funds and other liquidity concerns.

     Cash used by financing activities decreased by $27.7 million from $27.3 million provided during the six months ended July 31, 1995 to $0.4 million used in the six months ended July 31, 1996 principally due to decreased short-term borrowings.

     While the Company believes that the current DIP borrowing facility (see
Note 2 under Notes to Condensed Financial Statements) is adequate to support operations for the remainder of the current fiscal year, there can be no assurance as to the effect which any future changes in the Company's operations (such as closed stores or material changes in interest rates) may have on its liquidity.

     As of July 31, 1996 the Company has not signed any lease commitments to open new stores during the next twelve months, or any other material commitments outside those referenced earlier.

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


INFLATION

     The Company believes that inflation has not had a material effect on its operations and it's internal and external sources of liquidity and working capital. However, interest rate increases beyond current levels could have an impact on the Company's operations.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          (i)  Bankruptcy filing.

          For a further description of developments with respect to the Bankruptcy filing see the Company's Reports on Form 10-K and 10-Q for the year ended January 31, 1996 and the quarter ended April 30, 1996, respectively.

          On April 29, 1996, the Company filed a Chapter 11 Plan of Reorganization (the "Plan") and on May 15, 1996, the Company filed a Disclosure Statement for the Plan.

          On May 13, 1996, the Bankruptcy Court supplemented its order dated March 4, 1996 setting May 15, 1996 as the bar date by which all proofs of claim for any prepetition claim against the Company or WEI must be filed with the Bankruptcy Court. The supplemental order provided that, as to any lessors of non-residential real property, such creditors may file claim, whether arising prepetition or postpetition, on the later of May 15, 1996 or thirty days after an order is entered approving the rejection or assumption of such lessor's lease.

          On May 16, 1996, the Bankruptcy Court granted the Debtors' motion to extend the Debtors' exclusive periods to file a plan and to obtain acceptances for such a plan pursuant to Section 1121 of the Bankruptcy Code through June 28, 1996 and August 27, 1996, respectively.

          On June 18, 1996, the Bankruptcy Court granted the Debtors' motion for third extension of time within which the Debtors must assume or reject unexpired leases of non-residential real property, extending the deadline through August 27, 1996.

          On June 26, 1996, the Bankruptcy Court approved the AMENDED Application of the Official Committee of Unsecured Creditors to retain Tucker Alan, Inc. NUNC PRO TUNC to May 16, 1996. Tucker Alan Inc. was retained as a consultant to conduct a preliminary investigation of the June 1992 leveraged buyout of WEI Holdings, Inc. to determine certain bankruptcy related issues.

          On July 1, 1996, the Bankruptcy Court approved the employment contracts dated June 14, 1996, appointing Bruce Ogilvie as Chief Executive Officer and President and confirming Jerry Goldress' continuing service as a director and Chairman of the Board for the Debtors.

          On August 13, 1996, the Bankruptcy Court approved the assumption of one unexpired lease of non-residential real property relating to one of Wherehouse's stores in Clackamas, Oregon. On August 19, 1996, the Bankruptcy Court approved the rejection of one executory contract relating to a leased Xerox copier machine.

          On September 5, 1996, the Bankruptcy Court further extended the Debtors' exclusivity periods through September 26, 1996. The Bankruptcy Court also further extended the Debtors' period to assume or reject their leases through October 31, 1996.

          (ii) McMahan and Related Actions.

          For a description of the prior history and background of MCMAHAN v. WHEREHOUSE ENTERTAINMENT, INC., ET AL. and a related action, DON THOMPSON v. WHEREHOUSE ENTERTAINMENT, INC. ET AL., see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

          On August 2, 1996, the parties to these actions reached a settlement, in principle. The settlement is subject to court approval and provides for the release of all claims against defendants in exchange for a payment of $7 million to plaintiffs. It is contemplated that none of the settlement consideration will be paid by the Company.

          (iii)     Banker's Trust Litigation

          IN RE WHEREHOUSE ENTERTAINMENT, INC., AND WEI HOLDINGS, INC.; WHEREHOUSE ENTERTAINMENT, INC. AND WEI HOLDINGS, INC. V. BANKERS TRUST COMPANY, United States Bankruptcy Court for the District of Delaware, Case No. 95-911 (HSB); Adv. Pro No. A-95-105. On November 9, 1995, the Company filed an adversary proceeding in the Bankruptcy Court against Bankers Trust Company, one of the Company's secured creditors. The Company seeks a declaration that certain collateral in which Bankers Trust has a security interest does not extend to the Company's "merchandise (or sale) inventory." Bankers Trust has filed a motion for judgement on the pleadings seeking to dismiss the Company's complaint, and the Company has filed a motion seeking leave of the Court to file a First Amended Complaint against Bankers Trust. The Bankruptcy Court granted the Company's motion, and the Company filed its First Amended Complaint on April 19, 1996. In the First Amended Complaint, the Company seeks relief in addition to a declaration that Bankers Trust's collateral does not include merchandise (sale) inventory. Among others, the Company asserts claims against Bankers Trust for reformation of the security agreement between the Company and Bankers Trust to provide that Bankers Trust's security interest does not extend to the Company's merchandise (sale) inventory and/or equitable subordination of Bankers Trust's entire security interest to that of other creditors. On April 30, 1996, the Company and Bankers Trust stipulated to a moratorium on discovery effective immediately, and the Bankruptcy Court approved the moratorium on May 7, 1996. The moratorium can be terminated by either party by providing the other party with seven days notice of termination. Under the stipulation, the parties further agreed that, if and when the moratorium period is terminated, the pretrial dates set forth in the Court's January 17, 1996, Scheduling Order would be reset so that the discovery cutoff date and the due date for case or issue dispositive motions would be reset so the corresponding dates in the Scheduling Order plus the number of days that the moratorium period (including the seven day notice) was in effect. At the end of July 1996, the Parties asked the Court to release the trial date which had been scheduled for August 13, 1996, and the Court did so.

          (iv)      Other.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          As a result, among other things, of the bankruptcy filing, the Company is currently in default under the indentures governing the 13% Senior Subordinated Notes ($117.2 million in principal and accrued interest as of August 2, 1995) and 6 1/4% Convertible Subordinated Debentures ($5.6 million in principal and accrued interest as of August 2, 1995). The Company is also in default under various agreements governing the Revolving Line of Credit and Variable Rate Term Note ($93.8 million in principle and accrued interest as of August 2, 1995.)

ITEM 5.   OTHER INFORMATION

          On June 14, 1996 Jerry Goldress, the Chairman of the Board, President and Chief Executive Officer of the Company and WEI, resigned his position as President and Chief Executive Officer of both companies. Mr. Goldress retained his position as Chairman of the Board. On the same day, the Company appointed Bruce Ogilvie as the President and Chief Executive Officer of both the Company and WEI.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.38 Letter Agreement dated June 14, 1996 between the Company and GGG, Inc.

               10.39 Letter Agreement dated June 14, 1996 between the Company and Bruce Ogilvie

               27.0      Financial Data Schedule

          (b)  Current Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WHEREHOUSE ENTERTAINMENT, INC.


Date:     September 14, 1996             /s/ Bruce Ogilvie
                                         -----------------------------
                                         BRUCE OGILVIE
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:     September 14, 1996              /s/ Henry Del Castillo
                                         -----------------------------
                                         HENRY DEL CASTILLO
                                         Vice President, Chief Financial Officer
                                         and Secretary (Principal Financial and
                                         Accounting Officer)