Form 10-Q
period 1996-10-31
WHEREHOUSE ENTERTAINMENT INC
filed 1996-12-20
CIK 50859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended OCTOBER 31, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class                              October 31, 1996
          -----                              ----------------

          Common Stock, $.01 Par Value                10


                                Total of 27 Pages

                                      INDEX

                         WHEREHOUSE ENTERTAINMENT, INC.



                                                                          Page
                                                                          ----
Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets -
               October 31, 1996 (Unaudited) and January 31, 1996            3

               Condensed Statements of Operations -
               Three Months Ended October 31, 1996 and 1995 (Unaudited)
               Nine Months Ended October 31, 1996 and 1995 (Unaudited)      4

               Condensed Statements of Cash Flows -
               Nine Months Ended October 31, 1996 and 1995 (Unaudited)      5

               Notes to Condensed Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               13


Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           23

     Item 6.   Exhibits and Reports on Form 8-K                            25


SIGNATURES                                                                 27

                                       PART I.

                                FINANCIAL INFORMATION

                            WHEREHOUSE ENTERTAINMENT, INC.
                               CONDENSED BALANCE SHEETS



                                                           October 31          January 31
                                                              1996                1996
                                                        -----------------   ----------------
                                                           (Unaudited)            Note 1
              ASSETS
Current Assets
    Cash                                              $       1,428,000     $     7,353,000
    Receivables                                               1,483,000           1,583,000
    Prepaid inventory deposits                                5,797,000          10,880,000
    Merchandise inventory                                    97,852,000          90,951,000
    Other current assets                                      3,831,000           4,628,000
                                                       ----------------      --------------

                   Total current assets                     110,391,000         115,395,000

Rental inventory, net                                        11,987,000          14,004,000
Equipment and improvements, net                              27,862,000          37,687,000
Financing costs and leasehold interest, net                   1,019,000             641,000
Other assets                                                    484,000             800,000
                                                       ----------------      --------------

                   Total assets                       $     151,743,000     $   168,527,000
                                                       ----------------      --------------
                                                       ----------------      --------------

              LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
    Revolver-post petition                             $      7,000,000     $             0
    Accounts payable and accrued expenses                    24,799,000          28,232,000
    Current maturities of capital lease obligations
       and long-term debt                                     2,661,000           2,655,000
                                                       ----------------      --------------

                   Total current liabilities                 34,460,000          30,887,000


Capital lease obligations & long-term debt                      874,000           1,498,000
Other long-term liabilities                                  10,583,000           9,494,000
Liabilities subject to compromise (Note 3)                  276,575,000         279,665,000
Deferred income taxes                                         3,270,000           3,270,000

Shareholder's equity
    Common stock, $.01 par value, 1,000
     authorized, 10 issued and outstanding                      ---                 ---
    Additional paid-in capital                               95,671,000          95,671,000
    Accumulated deficit                                    (269,690,000)       (251,958,000)
                                                       ----------------      --------------
                   Total shareholder's deficit             (174,019,000)       (156,287,000)
                                                       ----------------      --------------
                   Total liabilities and
                   shareholder's equity                     151,743,000        $168,527,000
                                                       ----------------      --------------
                                                       ----------------      --------------


               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                      Three               Three               Nine                Nine
                                                   Months Ended        Months Ended        Months Ended        Months Ended
                                                   Oct 31, 1996        Oct 31, 1995        Oct 31, 1996        Oct 31, 1995
                                                 ----------------    -----------------   ----------------    ----------------
Sales                                            $     63,184,000    $      74,817,000   $    200,894,000    $    239,057,000
Rental Revenue                                         14,960,000           18,283,000         52,409,000          63,053,000
                                                  ---------------     ----------------    ---------------     ---------------
                                                       78,144,000           93,100,000        253,303,000         302,110,000

Cost of sales                                          40,029,000           46,997,000        129,967,000         153,065,000
Cost of rentals, including amortization                 9,392,000           11,280,000         27,309,000          30,041,000
                                                  ---------------     ----------------    ---------------     ---------------
                                                       49,421,000           58,277,000        157,276,000         183,106,000
Selling, general and administrative expenses           35,120,000           42,485,000        109,562,000         131,345,000
                                                  ---------------     ----------------    ---------------     ---------------

Loss from operations                                   (6,397,000)          (7,662,000)       (13,535,000)        (12,341,000)


Interest expense                                          281,000            1,088,000            594,000          14,127,000
Other income                                             (122,000)             (64,000)          (216,000)           (194,000)
                                                  ---------------     ----------------    ---------------     ---------------

Loss before reorganization items & income taxes        (6,556,000)          (8,686,000)       (13,913,000)        (26,274,000)


Reorganization items:
    Professional fees                                     900,000            1,676,000          2,686,000           1,676,000
    Provision for store closing costs                           0            1,687,000          1,134,000           1,687,000
                                                  ---------------     ----------------    ---------------     ---------------
                                                          900,000            3,363,000          3,820,000           3,363,000
                                                  ---------------     ----------------    ---------------     ---------------

Loss before income taxes                               (7,456,000)         (12,049,000)       (17,733,000)        (29,637,000)

Benefit for income taxes                                        0                    0                  0                   0
                                                  ---------------     ----------------    ---------------     ---------------

Net loss                                          $    (7,456,000)     $   (12,049,000)   $   (17,733,000)    $   (29,637,000)
                                                  ---------------     ----------------    ---------------     ---------------
                                                  ---------------     ----------------    ---------------     ---------------



               See accompanying notes to Condensed Financial Statements

                            WHEREHOUSE ENTERTAINMENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                   Nine                Nine
                                                               Months Ended         Months Ended
                                                               Oct 31, 1996         Oct 31, 1995
                                                             ----------------     ----------------
Operating activities:
    Net loss                                                 $   (17,733,000)     $  (29,637,000)
    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                            29,053,000          32,831,000
         Book value of rental inventory dispositions               7,893,000           9,672,000
         Loss (gain) on disposal of fixed assets                           0           1,597,000


         Changes in operating assets and liabilities:

              Receivables                                            100,000           1,886,000
              Tax receivable                                               0           1,293,000
              Prepaid inventory deposits                           5,083,000                   0
              Merchandise inventory                               (8,925,000)           (420,000)
              Other current assets                                   797,000          (1,254,000)
              Accounts payable, accrued expenses and
                other liabilities                                    135,000         (25,063,000)
              Rental inventory purchases                         (25,292,000)        (27,585,000)
                                                              --------------       -------------


                   Net cash used in operating activities          (8,889,000)        (36,680,000)


Investing activities:
    Acquisition of property, equipment and improvements           (1,934,000)         (7,734,000)
    Decrease in other assets and intangibles                        (418,000)           (478,000)
                                                              --------------       -------------

                   Net cash used in investing activities          (2,352,000)         (8,212,000)


Financing activities:
    Short-term borrowings                                                  0          29,320,000
    Short-term borrowings-Post                                     7,000,000          18,000,000
    Subordinated debenture redemptions                                     0            (169,000)
    Liabilities subject to compromise                             (1,066,000)           (300,000)
    Principal payments on capital lease obligations
      and long-term debt                                            (618,000)         (1,543,000)
                                                              --------------       -------------

                   Net cash provided by financing
                     activities                                    5,316,000          45,308,000
                                                              --------------       -------------

Net increase (decrease) in cash                                   (5,925,000)            416,000

Cash at beginning of the period                                    7,353,000           1,962,000
                                                              --------------       -------------
Cash at end of the period                                    $     1,428,000      $    2,378,000
                                                              --------------       -------------
                                                              --------------       -------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                              $     516,000      $   11,456,000
         Net income taxes                                             25,000          (1,276,000)
         Reorganization items                                      2,815,000                   0


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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996 and Quarterly Reports on Form 10-Q for the quarters ended April 30, 1996 and July 31, 1996.


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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date (pre-petition) are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the pre-petition claims that could be estimated at the date of these financial statements. These claims are reflected in the October 31, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts. Claims secured against the Company's assets (secured claims) are stayed, although holders of such claims have the right to petition the court for relief from the stay.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor employee wages and benefits and certain other pre-petition obligations necessary for the continuing existence of the Company prior to approval of a plan of reorganization. Generally, unsecured debt does not accrue interest after the petition date. In addition, the Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on most pre-petition debt obligations. Therefore, the Company has discontinued accruing interest on these obligations. Contractual interest would have been $19.5 million higher had the Company continued to accrue interest on these obligations from February 1, 1996 through October 31, 1996.

     As debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.

     The Company has obtained debtor-in-possession financing from a syndicate of financial institutions whereby a $30,000,000 revolving credit facility ("DIP facility"), which includes a letter of credit subfacility of $10,000,000, is available to fund working capital, issue letters of credit and make certain other payments during Chapter 11 proceedings. The DIP facility is available through the earlier of September 1, 1997 or the effective date of a plan of reorganization. The Company pays a commitment fee of 1/2% on the average daily unused portion of the DIP facility. The Company had outstanding borrowings of $7.0 million against the DIP facility at October 31, 1996. At October 31, 1996, the Company had $400,000 of letters of credit outstanding.

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

     On September 26, 1996 the Company filed with the Bankruptcy Court, an Amended Plan of Reorganization (the "Plan"), as revised for technical corrections on October 4, 1996, and amended on December 2, 1996, and further amended on the record at a Confirmation hearing held on December 13, 1996. The Bankruptcy Court orally confirmed the Plan at that hearing.

     Following is a summary of the proposed treatment in the Plan of each of the major classes of creditors and shareholders recorded on the Company's October 31, 1996 balance sheet. Capitalized terms are defined in the Plan, a copy of which has been filed as an exhibit to the Report. The following is subject to, and qualified by, reference to the Plan:

     SENIOR LENDERS

     Seniors Lender Claims are claims arising under or in respect of the Company's 1992 credit agreement and related documents. Under the Plan, the secured portion of such claims is compromised at $35 million. On account of such secured portion, the Senior Lenders will receive (i) approximately $11.61 million in cash, subject to adjustment to effectuate an exchange for new common stock with Eligible Suppliers who exercise the Exchange Option, and (ii) approximately 24% of the new common stock (prior to dilution for warrants or management stock), assuming an $11.61 million cash distribution.

     The Senior Lenders will also receive a distribution of 31.92 shares of new common stock per $1,000 in Allowed amount of the deficiency portion of their claims. The Company estimates that the Senior Lenders will receive approximately 19% of the new common stock (prior to dilution for warrants or management stock) on account of their deficiency claims.

     The Senior Lenders will also receive shares of new common stock (which would otherwise be distributed to holders of Senior Subordinated Note Claims) in accordance with, and in enforcement of, the subordination provisions of the Senior Subordinated Note Indenture. The Company esti-mates that approximately 37% of the new common stock (prior to dilution for warrants or management stock) will be distributed to the Senior Len-ders on account of the enforcement of these subordination provisions.

     The total percentage of shares to be distributed to the Senior Lenders depends on a number of variables, including how many Eligible Suppliers elect the cash-out option described below and the total unsecured claims that are ultimately allowed. Assuming that all Eligible Suppliers elect the exchange option and based on the Company's estimate of the claims that will be allowed, the Company estimates that the Senior Lenders will re-ceive approximately 94.5% of the new common stock prior to dilution and approximately 81% of the new common stock after dilution for the warrants and management stock.

     GENERAL UNSECURED CREDITORS

     All holders of General Unsecured Claims (including trade suppliers, landlords with rejection damages, and other miscellaneous unsecured creditors) will receive a distribution of 31.92 shares of new common stock per $1,000 in Allowed amount of claim, the same distribution ratio as applicable to the distribution on account of Senior Lenders' deficiency claims.

     In addition, the Plan provides for a voluntary exchange between the Senior Lenders and ongoing suppliers of copyrighted music, film or other entertainment products. If such supplier commits to supply to Reorgan-ized Wherehouse goods on normal credit terms which are substantially com-parable to those offered from time to time to other similarly situated customers, such supplier will have an option to exchange the new common stock received under the Plan for cash distributed to the Senior Lenders on account of their secured claims. Such cash option is exercisable at a ratio equal to $0.27 for every dollar of such supplier's Allowed amount of general unsecured claim.

     SENIOR SUBORDINATED NOTE HOLDERS

     At the confirmation hearing on December 13, 1996, the Debtors' First Amended Chapter 11 Plan was amended so that the distribution to Senior Subordinate Noteholders is as follows:

          1. The distribution to the Class 7 Senior Subordinated Note-holders will consist of: (a) a cash payment of $3,900,000 to be funded from two sources: $2,350,000 from the Wherehouse estates and $1,550,000 through a separate settlement involving the 1992 acquisition fund re-cipients, the principal of which is Adler & Shaykin and (b) warrants to purchase 776,000 shares of new common stock which shall be issued in three branches as follows: (i) 576,000 shares at an exercise price of $2.38 with a five year maturity, (ii) 100,000 shares at an exercise price of $9.00 with a seven year maturity and (iii) 100,000 shares at an exercise price of $11.00 with a seven year maturity.

          2. The warrants shall have customary anti-dilution protection (such anti-dilution protections shall not apply to the issuance of any manage-ment stock and options to Alvarez & Marsal, Inc. as set forth in the dis-closure statement to the Plan). The warrants will also have tag-along rights which will expire on the earlier of (i) 3 years from the issuance of the warrants or (ii) the consummation of an initial public offering for Reorganized Wherehouse. Such tag-along rights shall only be applic-able to a transaction or series of related transactions for the sale of an amount greater than 750,000 shares of Reorganized Wherehouse held by Cerberus Partners, L.P.

          3. Whether or not obligated by law, Reorganized Wherehouse will agree to be a reporting company under the Securities Exchange Act of 1934 for a period of no less than three years from the Effective Date.

     DC-2 SECURED CLAIM

     The Plan provided that the holder of the DC-2 Secured Claim would receive either full payment in cash or, if the DC-2 Property was abandoned to such holder, a general unsecured claim for any deficiency. The DC-2 Property was sold in December 1996 and the proceeds thereof were applied to the payment in full of the DC-2 Secured Claim.

     MISCELLANEOUS SECURED AND PRIORITY CLAIMS

     Under the Plan, holders of Miscellaneous Secured Claims and Miscellaneous Priority Claims will not be impaired.

     CONVERTIBLE SUBORDINATED DEBENTURES

     Under the Plan, the holders of Convertible Subordinated Debenture Claims receive no distribution.

     EQUITY HOLDERS

     Under the Plan, the holders of equity interests receive no distribution.

     RELEASES

     The Plan was also modified to expand the releases related to the 1992 acquisition of the Company to include a release of the selling share-holders, the principal of which was Adler & Shaykin. In return, Adler & Shaykin agreed to fund a portion of the distribution to the Senior Subordinated Noteholders.

     The consummation and effectiveness of the Plan is subject to the satis-faction of certain post-confirmation conditions (including the closing of a new working capital facility and the execution and delivery of the Asset Purchase Agreement, the Warrant Agreements and all required documents thereunder) and the entry of a confirmation order by the Bankruptcy Court that is unstayed.

3.   LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include the following:

                                                   October 31,     January 31,
                                                     1996               1996
                                                  ------------     ------------
    13% senior subordinated notes                 $110,000,000     $110,000,000
    Variable rate term note and revolving
          line of credit                            90,262,000       92,170,000
    Accrued interest                                 9,192,000        8,507,000
    Lease rejection claims                           6,000,000        6,000,000
    Convertible subordinated debentures              5,344,000        5,344,000
    Trade and other miscellaneous claims            55,777,000       57,644,000
                                                  ------------     ------------
                                                  $276,575,000     $279,665,000
                                                  ------------     ------------


4.  SUMMARY OF FINANCIAL INFORMATION OF WEI HOLDINGS, INC.

    Unconsolidated summary financial information of the Company's parent, WEI Holdings, Inc., is as follows:

                                                   October 31,     January 31,
                                                     1996               1996
                                                  ------------     ------------
                                                          (In Thousands)
    Current assets                                    $     38        $      38
    Total assets                                            38               38
    Current liabilities                                     76               76
    Deficiency in investment in the Company            174,019          156,287
    Total liabilities                                  174,095          156,363
    Redeemable common stock                              3,872            3,872
    Notes receivable from shareholders                   (660)            (660)
    Contingent shares                                    (663)            (663)

                                                      For the Nine Months Ended
                                                    October 31,     October 31,
                                                       1996            1995
                                                  ------------     ------------
                                                           (In Thousands)

    Net Income                                        $      0        $      10

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

    On August 2, 1995, WEI filed a voluntary Petition for relief under Chapter 11 of Title 11 of the United States Code. See Note 2 above.

                         WHEREHOUSE ENTERTAINMENT, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.
The results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the entire year. The risks highlighted in this Report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

    This discussion should be read in conjunction with the financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1996, and Quarterly Reports on Form 10-Q for the quarters ended April 30, 1996 and July 31, 1996.


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

    As a result of the filing, the accrual of interest on the Revolving Line of Credit, Variable Rate Term Note, 13% Senior Subordinated Notes and 6 1/4% Convertible Subordinated Debentures was suspended effective August 1, 1995. Interest expense on the above debt would have been $19.5 million higher had it continued to accrue from the period of February 1, 1996 through October 31, 1996. The above debt has also become "Subject to Compromise" and has been classified as such on the Company's balance sheet.

    In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company reviewed all of its store operating results and as a consequence of that process the Company requested and received approval to reject approximately 85 real property leases. The Company also requested approval to reject an additional 29 property leases.

    The Company has obtained lease concessions, primarily reductions in base rent and other charges, for a number of its leases. Based upon these reductions, the Company has obtained Court approval for the assumption of approximately 27 store leases since the filing. The Company has also requested approval to assume an additional 196 property leases and 44 executory contracts.

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

    On September 25, 1995, the Company completed negotiations with Bankers Trust Company, as Agent, for a debtor-in-possession ("DIP") financing facility. The DIP facility provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of merchandise inventory. The DIP facility also requires that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. A final order authorizing borrowing on the DIP financing facility was approved by the Bankruptcy Court on October 19, 1995. As of July 30, 1996, the DIP financing facility was amended to modify certain financial covenants contained therein. The Company was in compliance with all DIP facility covenants, as amended, at October 31, 1996, or had obtained appropriate waivers.

    The Company is currently involved in negotiations with a potential lender for a post-bankruptcy financing facility. The Company is seeking a facility which provides a borrowing capacity of up to $30.0 million in revolving loans and letters of credit, subject to borrowing base limitations based upon, among other things, the value of the merchandise inventory. It is anticipated that any such facility will require that the Company maintain certain financial covenants and provide certain financial information on a periodic basis. Any agreement that is reached between the Company and a potential lender will be subject to approval by the Bankruptcy Court.

     On September 26, 1996 the Company filed with the Bankruptcy Court, an Amended Plan of Reorganization (the "Plan"), as revised for technical corrections on October 4, 1996, and amended on December 2, 1996, and further amended on the record at a Confirmation hearing held on December 13, 1996. See Note 2 to Notes to Condensed Financial Statements, above, for a summary of the proposed treatment of creditor claims. The Bankruptcy Court orally confirmed the Plan at the above hearing.

    Since the filing, the Company has closed 90 stores (49 stores during fiscal year 1996 and 41 stores during the nine months ended October 31, 1996). Total store count at October 31, 1996 was 265.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995

    Net revenues were $78.1 million and $93.1 million for the quarters ended October 31, 1996 and 1995, respectively. The decrease of $15.0 million, or 16.1%, was principally due to the closing of 49 stores during fiscal year 1996 and 41 stores during the first nine months of fiscal year 1997, following the bankruptcy filing, as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net revenues, by product category, is provided below:



                                  NET REVENUES
                               BY PRODUCT CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)

                                                            Quarter Ended
                                                              October 31,
                                                          1996           1995
                                                         -----           -----
Net Merchandise Sales:
    Compact discs (including used compact discs)         $43.9           $46.6
    Cassettes and other music                             10.9            16.1
                                                         -----           -----
          Total music                                     54.8            62.7
    Sales of new videocassettes                            3.6             4.5
    Video game software and hardware, general
        merchandise, accessories, ticket commissions
        and other                                          4.8             7.6
                                                         -----           -----
          Total merchandise sales                         63.2            74.8
Videocassette and other rental income                     14.9            18.3
                                                         -----           -----
          Total revenues                                 $78.1           $93.1
                                                         -----           -----
                                                         -----           -----

    Net merchandise sales were $63.2 million versus $74.8 million for the quarters ended October 31, 1996 and 1995, respectively, representing an overall decrease of 15.5%. On a same-store basis, however, net merchandise sales declined by 2.6% during the quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used products which increased.

    Rental income includes the rental of videocassettes, video games and game players, audiocassette books, and laserdiscs; and sales of previously viewed videocassettes and previously played video games. Approximately 224 of the Company's stores currently offer rental products. Rental income was $15.0 million versus $18.3 million during the quarters ended October 31, 1996 and 1995, respectively, representing a decrease of $3.3 million or 18.0%. On a same-store basis, rental income decreased approximately 8.0% as compared to the prior year.
The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the quarter ended October 31, 1996, the Company decreased its purchases of video rental product by $0.7 million or 8.5% versus the same quarter of the prior year.

    The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music, videocassette and video game titles available for sale or rental, and general economic trends impacting retailers and consumers. In addition, in more recent years the Company's revenues have been impacted by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, future revenues may be reduced as a result of the closure of 90 stores since the bankruptcy filing, and as a result of the closure of any additional stores that may be approved by the Court during the remainder of the bankruptcy case.

    Cost of sales decreased $7.0 million to $40.0 million for the quarter ended October 31, 1996 versus $47.0 million for the quarter ended October 31, 1995, representing a decrease of 14.9%. As a percentage of net merchandise sales, costs of sales increased 0.6% to 63.4% during the quarter ended October 31, 1996 versus 62.8% during the quarter ended October 31, 1995. The 0.6% increase in cost of sales as a percentage of net merchandise sales was principally due to increased merchandise return costs and an increase in the provision for obsolescence, offset by decreases in the cost of product sold and higher prompt payment discounts.

    Cost of rentals, including amortization, decreased to $9.4 million during the quarter ended October 31, 1996, a decrease of $1.9 million or 16.8%, versus $11.3 million during the quarter ended October 31, 1995. As a percentage of rental income, cost of rentals increased to 62.8% during the quarter ended October 31, 1996 versus 61.7% during the quarter ended October 31, 1995, representing an increase of 1.1%. The 1.1% increase in cost of rentals, including amortization, is primarily attributable to higher amortization and lower recapture of amortization on video inventory returns, offset by decreases in shrink and costs related to the sale and liquidation of used rental inventory.

    Merchandise sales as a percentage of aggregate net revenues increased 0.5% to 80.9% during the quarter ended October 31, 1996 versus 80.4% during the quarter ended October 31, 1995.

    Several major retail chains, including Best Buy, Blockbuster Entertainment, Hollywood Entertainment and Virgin Megastores, over the past two years have increased their retail store presence in the Company's markets. This trend may continue and it is anticipated the Company will in future periods experience increased competition from companies with greater financial resources than its own, and that such competition will result in continued pressure on revenues and gross profit margins.

    Selling, general and administrative expenses, were $35.1 million versus $42.5 million for the quarters ended October 31, 1996 and 1995, respectively, a decrease of $7.4 million or 17.4%. As a percentage of net revenues, selling, general and administrative expenses, were 44.9% during the quarter ended October 31, 1996 versus 45.6% during the quarter ended October 31, 1995, representing a decrease of 0.7%. The 0.7% reduction was principally due to decreases as a percentage of revenue in semi-variable expense and rent and other occupancy costs offset by increases in payroll, advertising and other variable expense. During the quarter, rent and occupancy costs declined in absolute dollars by $3.5 million. Further decreases may be experienced as a result of the rejection of additional real property leases during the bankruptcy case.

    Interest expense (net of interest income) decreased $0.8 million to $0.2 million for the quarter ended October 31, 1996 versus $1.0 million for the quarter ended October 31, 1995. The decrease was primarily attributable to a reduction in the amount of borrowings on the DIP facility at October 31, 1996 as compared to October 31, 1995.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the quarter, the Company reported total reorganization items of $0.9 million which was entirely comprised of professional fees. Reorganization items are expected to continue in future periods as a result of the bankruptcy case.

    Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarters ended October 31, 1996 and 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits may be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

    The Company is currently under audit by the California Franchise Tax Board ("FTB") for tax years January 31, 1992, 1993 and 1994. The Company believes that it has made adequate provision in the financial statements for this audit.

    In conjunction with the above-mentioned audit, the FTB has filed a proof of claim in the bankruptcy court in the amount of $10.6 million for allegedly unpaid income taxes during the years under audit. This claim, if allowed, would become a pre-petition claim and as such would be paid out at the end of the bankruptcy case. While the Company believes that the ultimate allowed amount of this claim will constitute a small fraction of the claimed amount, there can be no assurance as to the final outcome of this claim.


FOR NINE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995

    Net revenues were $253.3 million and $302.1 million for the nine months ended October 31, 1996 and 1995, respectively. The decrease of $48.8 million, or 16.2%, was principally due to the closing of 90 stores subsequent to the bankruptcy filing, as well as continued competitive and economic pressures in certain of the Company's markets.

    A summary of total net revenues, by product category, is provided below:


                                  NET REVENUES
                               BY PRODUCT CATEGORY
                          (DOLLAR AMOUNTS IN MILLIONS)
                                                             Nine Months Ended
                                                                October 31,
                                                          1996           1995
                                                         -----           -----
Net Merchandise Sales:
    Compact discs (including used compact discs)        $131.8          $146.0
    Cassettes and other music                             40.7            53.7
                                                         -----           -----
          Total music                                    172.5           199.7
    Sales of new videocassettes                           15.0            14.9
    Video game software and hardware, general
        merchandise, accessories, ticket commissions
        and other                                         13.4            24.4
                                                        ------          ------
          Total merchandise sales                        200.9           239.0
Videocassette and other rental income                     52.4            63.1
                                                         -----           -----
          Total revenues                                $253.3          $302.1
                                                        ------          ------

    Net merchandise sales were $200.9 million versus $239.1 million for the nine months ended October 31, 1996 and 1995, respectively, representing an overall decrease of 16.0%. On a same-store basis, however, net merchandise sales declined by 5.5% during the nine months ended October 31, 1996 as compared to the nine months ended October 31, 1995. These decreases in total and same-store net merchandise sales are primarily attributable to the competitive and other factors described above. Total net sales of music products, video games and software, and accessories decreased in virtually all of the principal categories of these products that are carried by the Company, except for sales of used products which increased.

    Rental income was $52.4 million versus $63.1 million during the nine months ended October 31, 1996 and 1995, respectively, representing a decrease of $10.7 million or 17.0%. On a same-store basis, rental income decreased approximately 10.7% as compared to the prior year. The Company believes that the decrease in same-store rental income was attributable to continued competition and general softening in rental consumer spending nationwide. During the nine months ended October 31, 1996, the Company decreased its purchases of video rental product by $2.8 million, or 10% versus the same nine months of the prior year.

    Cost of sales decreased $23.1 million to $130.0 million for the nine months ended October 31, 1996 versus $153.1 million for the nine months ended October 31, 1995, representing a decrease of 15.1%. As a percentage of net merchandise sales, costs of sales increased 0.7% to 64.7% during the nine months ended October 31, 1996 versus 64.0% during the nine months ended October 31, 1995. The 0.7% increase in cost of sales as a percentage of net merchandise sales was principally due to increased merchandise return costs and lower prompt payment discounts on merchandise inventory purchases.

    Cost of rentals, including amortization, decreased to $27.3 million during the nine months ended October 31, 1996, a decrease of $2.7 million or 9%, versus $30.0 million during the nine months ended October 31, 1995. As a percentage of rental income, cost of rentals increased to 52.1% during the nine months ended October 31, 1996 versus 47.6% during the nine months ended October 31, 1995, representing an increase of 4.5%. The 4.5% increase in cost of rentals, including amortization, is primarily attributable to higher amortization, shrinkage and costs related to an increased liquidation of used rental inventory.

    Merchandise sales as a percentage of aggregate net revenues increased by 0.2% from 79.1% for the period ended October 31, 1995, to 79.3% for the period ended October 31, 1996.

    Selling, general and administrative expenses, were $109.6 million versus $131.3 million for the nine months ended October 31, 1996 and 1995, respectively, a decrease of $21.7 million or 16.5%. As a percentage of net revenues, selling, general and administrative expenses were 43.3% during the nine months ended October 31, 1996 versus 43.5% during the nine months ended October 31, 1995 representing a decrease of 0.2%. The 0.2% decrease was principally due to decreases as a percentage of revenue in semi-variable expense and rent and other occupancy costs offset by increases in payroll and other variable expense. During the nine months, rent and other occupancy costs decreased in absolute dollars by $8.7 million. Further decreases may be experienced as a result of the rejection of additional real property leases during the bankruptcy case.

    Interest expense (net of interest income) decreased $13.5 million to $0.4 million for the nine months ended October 31, 1996 versus $13.9 million for the nine months ended October 31, 1995. The decrease was primarily attributable to the suspension of the accrual of interest following the filing of bankruptcy on August 2, 1995, as noted previously.

    Reorganization items include costs related to the bankruptcy case including professional fees for legal and financial advisors, costs related to the closing of stores, and the estimated cost associated with the rejection of certain executory contracts. For the nine months, the Company reported total reorganization items of $3.8 million which was comprised of professional fees of $2.7 million and store closing costs of $1.1 million. Reorganization items are expected to continue in future periods as a result of the bankruptcy case.

    Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the nine months ended October 31, 1996 and 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending January 31, 1997 will not result in the recording of any additional tax benefit by the Company, nor any refunds for further operating loss carrybacks, although such tax benefits would be available to the Company to reduce any future taxes payable under applicable Internal Revenue Service and state regulations should the Company generate future taxable income. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.


LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended October 31, 1996, the Company's net cash used by operating activities decreased by $27.8 million to cash used of $8.9 million from cash used during the nine months ended October 31, 1995 of $36.7 million. The decrease of $27.8 million was due to lower decreases in accounts payable, accrued expenses and other liabilities of $25.2 million, a cash increase resulting from lower prepaid inventory deposits of $5.1 million and other factors ($6.4 million), offset by lower decreases in merchandise inventory of $8.9 million.

    Cash used in investing activities decreased by $5.8 million to $2.4 million during the nine months ended October 31, 1996 from $8.2 million during the nine months ended July 31, 1995, principally due to decreased acquisitions of property, equipment and improvements. While at the present time the Company does not have any plans that materially alter the level of its planned capital spending, such capital spending will be subject to future availability of funds and other liquidity concerns.

    Cash provided by financing activities decreased by $40.0 million from $45.3 million provided during the nine months ended October 31, 1995 to $5.3 million provided in the nine months ended October 31, 1996 principally due to decreased short-term borrowings.

    While the Company believes that the current DIP borrowing facility (see Note 2 under Notes to Condensed Financial Statements) is adequate to support operations for the remainder of the current fiscal year, there can be no assurance as to the effect which any future changes in the Company's operations (such as closed stores, material changes in interest rates, or its possible emergence from bankruptcy) may have on its liquidity.

    The Company has filed an Amended Plan of Reorganization with the Bankruptcy Court (see Note 2 under Notes to Condensed Financial Statements). This Plan requires the Company to make certain payments to creditors and others.

    As of October 31, 1996 the Company has not signed any lease commitments to open new stores during the next twelve months, or any other material commitments outside those referenced earlier.



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

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          (i)  Bankruptcy filing.

          For a further description of developments with respect to the Bankruptcy filing see the Company's Reports on Form 10-K and 10-Q for the year ended January 31, 1996 and the quarters ended April 30, 1996 and July 31, 1996, respectively.

     On September 26, 1996, the Company and its parent Company, WEI Holdings, Inc. (together, the "Debtors") filed the Debtors' First Amended Chapter 11 Plan. On October 4, 1996, the Debtors filed their First Amended Chapter 11 Plan, as revised for technical corrections (the "Plan") and the accompanying disclosure statement. The deadline for filing objections to the adequacy of the disclosure statement was October 31, 1996.

     On November 4, 1996, the hearing on the adequacy of the disclosure statement was held. The Bankruptcy Court approved the disclosure statement, as amended by the Debtors prior to the hearing and as further amended on the record at the hearing. The Bankruptcy Court ordered, among other things, that the deadline for voting on the Plan would be December 9, 1996 and for filing an objection to the Plan would be December 3, 1996.

     On December 3, 1996, the Debtors filed certain documents required under the Plan, including a schedule of certain non-residential real property leases and executory contracts to be assumed at the confirmation hearing on the Plan and the exhibits to the Plan. On December 6, 1996, the Debtor's senior lenders filed a Schedule of Initial Members of the Board of Directors of Reorganized Wherehouse.

     On December 13, 1996, the confirmation hearing on the Plan was held. Objections to the Plan had been filed by, among other entities, the Official Committee of Unsecured Creditors and U.S. Trust Company of New York, as indenture trustee for holders of the Company's Senior Subordinated Notes. On December 13, 1996, a settlement was reached among the Debtors, the Company's senior lenders, these objecting parties and a third party. As a result of such settlement, these objections were withdrawn. All other objections filed against the Plan were either resolved and withdrawn or overruled by the Bankruptcy Court. The Bankruptcy Court orally confirmed the Plan, as amended on the record at the hearing.

     During the three month period ended October 31, 1996, the Bankruptcy Court entered various other orders, including orders approving the assumption of certain non-residential real property leases, approving the rejection of certain non-residential real property leases and executory contracts, approving a settlement agreement with one of the Company's worker's compensation insurance companies, approving an amendment to the Debtor's debtor-in-possession credit agreement, supplementing the retention and employment of Ernst & Young LLP as real estate consultants, extending the time to assume or reject non-residential real property leases, and extending the Debtors' exclusivity periods.

     In November 1996, the Bankruptcy Court's orders included extending the time for the Debtors to assume or reject their unexpired non-residential real property leases through January 31, 1997, approving the sale of property that formerly contained the Debtors' distribution center and the assumption and assignment of the lease covering such property, and approving the payment of deposits required in connection with the Debtors' efforts to obtain a post-confirmation working capital facility. On December 13, 1996, the Bankruptcy Court approved a further extension of the Debtors' exclusivity periods through January 31, 1997.

     Currently pending before the Bankruptcy Court is a motion to amend the employment contract of Bruce Ogilvie, the Company's current President and Chief Executive Officer, to provide for the termination of such contract on the effective date of the Plan and for certain payments to be made in connection with the confirmation of the Plan. Also pending before the Bankruptcy Court is a motion to assume or reject the remaining non-residential real property leases and executory contracts of the Debtors.

          (ii) McMahan and Related Actions.

          For a description of the prior history and background of McMahan v. Wherehouse Entertainment, Inc., et al. and a related action, Don Thompson v. Wherehouse Entertainment, Inc. et al., see the Company's Annual Report on Form 10-K for the year ended January 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended July 31, 1996.

          (iii)     Banker's Trust Litigation

          In re Wherehouse Entertainment, Inc., and WEI Holdings, Inc.; Wherehouse Entertainment, Inc. and WEI Holdings, Inc. V. Bankers Trust Company, United States Bankruptcy Court for the District of Delaware, Case No. 95-911
(HSB); Adv. Pro No. A-95-105, see Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996. The Plan provides that on its effective date, this adversary proceeding will be dismissed with prejudice.

          (iv) Declaratory Relief Action

          In October 1996, the Official Committee and U.S. Trust filed an adversary proceeding entitled United States Trust Company of New York and the Official Committee of Unsecured Creditors of Wherehouse Entertainment, Inc. and WEI Holdings, Inc. v. Cerberus Partners, L.P., individually and as agent for the beneficial holders of Senior Lenders Claims. John Does 1-10,fi-ctitiously named parties whose true names are presently unknown, the parties intended being the beneficial holders of Senior Lender Claims, Wherehouse Entertainment, Inc., and WEI Holdings, Inc., Adversary Proceeding No. A-96-183, in the United States Bankruptcy Court for the District of Delaware. This proceeding sought declaratory relief relating to the subordination provisions of the Senior Subordinated Note Indenture. In light of the Court's oral confirmation of the Plan at the confirmation hearing, this proceeding will be dismissed as moot.

          (v)      Other.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position and results of operations of the Company.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          As a result, among other things, of the bankruptcy filing, the Company is currently in default under the indentures governing the 13% Senior Subordinated Notes ($117.2 million in principal and accrued interest as of August 2, 1995) and 6 1/4% Convertible Subordinated Debentures ($5.6 million in principal and accrued interest as of August 2, 1995). The Company is also in default under various agreements governing the Revolving Line of Credit and Variable Rate Term Note ($93.8 million in principal and accrued interest as of August 2, 1995.)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.38 Letter Agreement dated June 14, 1996 between the Company and GGG, Inc.

               10.39 Letter Agreement dated June 14, 1996 between the Company and Bruce Ogilvie

               27.0      Financial Data Schedule

          (b)  Current Reports on Form 8-K

               None.

               10.40 Amendment No. 1 to Debtor-In-Possession Credit Agreement dated July 30, 1996 between the Company and Bankers Trust Company.

               10.41 Debtors First Amended Chapter 11 Plan as Revised for Technical Corrections on October 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WHEREHOUSE ENTERTAINMENT, INC.
                                   (Registrant)

Date:     December 20, 1996        /s/ Bruce Ogilvie
                                   ----------------------------
                                   BRUCE OGILVIE
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:     December 20, 1996        /s/ Henry Del Castillo
                                   ------------------------------------
                                   HENRY DEL CASTILLO
                                   Vice President, Chief Financial Officer
                                   and Secretary (Principal Financial
                                   and Accounting Officer)